Form 10QSB
period 1995-12-31
ANTARES RESOURCES CORP
filed 1996-02-22
CIK 65202

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB


[  X ] 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities \
Exchange Act of 1934

For the quarterly period ended December 31, 1995

[    ]	TRANSITION REPORT UNDER SECTION 10 OR 15(d) OF THE EXCHANGE ACT

	Commission File Number 0-3926

	ANTARES RESOURCES CORPORATION
	(Exact name of small business issuer as specified in its charter)

	New York							   13-1950459
(State or other jurisdiction     					(I.R.S. Identification number)
of incorporation or organization)

100 Quentin Roosevelt Boulevard, Suite 202 Garden City, New York 11530 (address of principal executive offices)

	(516) 683-8116
	(Issuer's Telephone Number, Including Area Code)

	(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes   X                      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

	Outstanding Equity Securities at February 16, 1996

Class of Securities 					Outstanding Shares

Common Stock,    .001 par value, 			14,415,395 shares
Preferred Stock,  .01 par value
Series A ($10.00 Liquidation Preference),	  	     100,000 shares
Series B ($ 2.50 Liquidation Preference)	  	     135,000 shares

	Transitional Small Business Disclosure Format
	Yes                           No   X


ANTARES RESOURCES CORPORATION

	Index to Quarterly Report on Form 10-QSB
For the Quarter Ended December 31, 1995

Part 1.   FINANCIAL INFORMATION
                                                              Page Number

Item 1.	Financial Statements

		Consolidated Balance Sheets as of December  31, 1995
		and September 30, 1995.								3-4

		Consolidated Statements of Operations for the three month
		periods ended December 31, 1995 and 1994.						5

		Consolidated Statements of Cash Flows
		for the three month periods ended December 31, 1995 and 1994.			6

		Notes to Financial Statements.								7-8

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations.							8-11

		Signature Page										12

	Part II.   Other information

	Item 1.	Legal Proceedings
	The Company has received notice from a third-party claiming to be a judgment creditor of David Capps, one of the Company's officers and
directors.		The third-party claims to have a valid judgment lien on certain shares of Caribbean Breeze Inc. a predecessor to the Company's subsidiary
Caribbean	Breeze International, Inc.  The Company believes based on currently
available	information that it has no material liability in this matter.  In
addition management	has been informed by Mr. Capps that the creditor has agreed
to a settlement in this	matter with Mr. Capps.

	Item 2.	Changes in Securities
			(Non Applicable)
	Item 3.	Defaults upon Senior Securities
			(Non Applicable)
	Item 4.	Submission of Matters to a Vote of Security Holders
			(Non Applicable)
	Item 5.	Other Information
			(Non Applicable)
	Item 6.	Exhibits and Reports on Form 8-K
			(None)

	ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

	CONSOLIDATED BALANCE SHEETS


	ASSETS
<table:
Financial Data
[CAPTION]
                                         									December 31,		September 30,
									                                            1995	   	      1995
									                                       (unaudited)	  	  (audited)
[S]                                                 [C]            [C]
Current assets:
	Cash and equivalents	                          $3,626,305    	$6,120,164
	Accounts receivable, net of  allowance for
  doubtful	accounts of $23,000 in December
  and September	                                    17,107        	16,753
	Current portion of notes receivable	                7,718        	24,019
	Loans receivable stockholders	                     60,000             	0
	Inventories	                                    1,075,991       	397,191
	Prepaid expenses	                                 121,187	        76,871

	     Total current assets                      	4,908,308     	6,634,998

Property and equipment:
	Real estate held for development	               1,754,245     	1,754,245
	Machinery and equipment	                          293,011        	64,788
	Displays and racks	                               111,133       	111,133
	Vehicles	                                         152,158        	48,871
	Office equipment	                                  42,087	        23,196


	                                               	2,352,634     	2,002,233
	Less accumulated depreciation	                    (73,251)    	  (47,613)

                                                		2,279,383    	1,954,620

Other assets:
	Investments	                                     1,002,500	        2,500
	Notes receivable, net of current portion           	31,956       	34,477
	Contract rights	                                 2,900,000    	2,900,000
	Intangibles	                                       484,192      	285,000
	Deferred financing costs	                           30,000       	30,000
	Deferred acquisition costs	                              0	       44,168
		                                                4,448,648  	  3,296,144
		                                              $11,636,339  	$11,885,762


	ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

	CONSOLIDATED BALANCE SHEETS

	LIABILITIES AND STOCKHOLDERS' EQUITY


                                       								December 31, 	 	September 30,
									                                         1995 	             1995
                                    									  (unaudited)		     (audited)


Current liabilities:
	Current maturities of long-term debt          	$    19,324    	$    9,122
	Current portion of capital lease obligation	        35,597        	35,068
	Current portion of subordinated debt	              400,000	       350,000
	Accounts payable and accrued expenses	             237,103       	212,916
	Due to stockholders                                     	0         	8,505
	Payroll taxes payable	                              45,095    	    28,485

	     Total current liabilities	                    737,119     	  644,096

Long-term debt, net of current maturities           	67,902        	24,473
Capital lease obligation, net of current portion	   387,257	       396,357
Subordinated debt, net of current portion	          200,000	       250,000

                                               		 1,392,278	     1,314,926

Stockholders' equity:
	Preferred stock, $.01 par value
	   5,000,000 shares authorized
	   Series A - 100,000 shares issued	                 1,000	         1,000
	    Series B - 135,000 shares issued	                1,350         	1,350
	Common stock, $.001 par value
	    200,000,000 shares authorized
	    6,982,686 shares issued and outstanding in
       December	                                      6,983
	     6,104,994 shares issued and outstanding in
       September		                                                  6,105
	Additional paid-in capital	                     13,686,849   	13,461,877
	Accumulated deficit	                            (3,452,121)	  (2,899,496)
                                             		  10,244,061   	10,570,836
		                                              $11,636,339  	$11,885,762

ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                              			Quarter ended December 31,
		                                                 1995           	1994

Revenues:
	Alternative fuel	                              $  334,209    	$      0
	Sun and skin-care products	                       (20,043)          	0
	Trailer sales	                                     36,503           	0


                                             		    350,669            0
Cost of revenues:
	Alternative fuel                                 	194,487	           0
	Sun and skin-care products	                         4,976           	0
	Trailer sales	                                     33,807           	0


                                             		    233,270	           0

Gross profit	                                      117,399            0

Selling expenses	                                  101,289           	0
General and administrative expenses	               542,752      	12,888
Project development expenses	                       56,840	           0

                                              	    700,881	      12,888

Loss from operations	                             (583,482) 	   (12,888)
Other expenses (income):
	Interest expense	                                  26,616	           0
	Interest income	                                  (57,473)	          0

                                             		    (30,857)           0

Net loss	                                        ($552,625) 	  ($12,888)

Net loss per common share	                          ($0.08)	     ($0.52)

Weighted average number of common shares
 outstanding	                                    6,684,785	      24,961

ANTARES RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
                                             			Quarter ended December 31,
		                                                1995	            1994
Cash flows from operating activities:
	Net loss	                                      ($552,625)     	$(12,888)
	Adjustments to reconcile net loss to
  net cash used inoperating activities:
	    Depreciation and amortization	                32,038
	    Operating expenses  paid by stockholders	-	                     388
	    Changes in assets and liabilities:
	        Increase in accounts receivable            	(354)            	-
	        Increase in inventories	                (566,919)             -
	        Increase in prepaid expenses	            (44,316)	            -
	        Increase in accounts payable &
           accrued expenses	                       15,682        	12,500
	        Increase in payroll taxes payable	        16,610	             -

	            Total adjustments	                  (547,259)	       12,888

	            Net cash used in operating
              activities	                      (1,099,884)	            -

Cash flows from investing activities:
	Acquisition costs	                              (195,443)       	(7,444)
	Capital expenditures	                           (146,411)            	-
	Loans to stockholders	                           (60,000)            	-
	Principal payments from note receivable	          18,822             	-
	Investment	                                   (1,000,000)	            -

	     Net cash used in investing activities	   (1,383,032)	       (7,444)

Cash flows from financing activities:
	Principal payments under loan agreements         	(3,222)            	-
	Principal payments under capital lease
  obligations	                                     (8,571)            	-
	Proceeds from issuance of common stock and
  options	                                            850	        13,000

	     Net cash provided by (used in) financing
       activities	                                (10,943)	       13,000

Net increase (decrease) in cash               	(2,493,859)        	5,596

Cash at beginning of period	                    6,120,164	             -

Cash at end of period	                         $3,626,305	  $      5,596



	ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 1995
	(unaudited)



Note 1.  Unaudited Interim Financial Statements

	The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements of Antares Resources Corporation and notes thereto included in the Antares Resources Corporation Company's (the Company) Annual Report on Form 10KSB for the year ended September 30, 1995 and the Company's Proxy Statement dated January 26, 1996.

Note 2.  History and business activity

	The Company was incorporated in the State of New York on November 19, 1958, and had several name changes reflecting its prior business operations until
December 20, 1983, at which time the Company changed its name to Antares
Resources Corporation.  Prior to the business combination which took place
January 1, 1995, the Company had not conducted any material business operations since 1984.  Antares Resources Corporation is a publicly held company whose stock is listed on the NASDAQ Small Cap Market.

	The Company has three operating subsidiaries.  Empire Energy, Inc. is engaged in the buying and selling of pine wood by-products used as fuel in the firing boilers of paper mills.  Caribbean Breeze International, Inc. is engaged in the design, production and sale of sun and skin care products.  Southern Trailers
Manufacturing, Inc. manufactures and sells utility, cargo and horse trailers.
 A fourth subsidiary, Cherokee Sun Corp. (a development stage company) has made arrangements to enter the kitty litter production business as a supplier of the raw material, montmorillionite clay (fuller's earth) in bulk form or as finished product which has been processed and packaged with private labels.
  A fifth subsidiary, Multi-Source Labs, Inc. acquired the rights to produce and distribute a drink-holding adapter, "The Beverage Brat", and assigned those rights to Caribbean Breeze International, Inc.  During the quarter, molds were created and initial production began.  Sales are expected to begin in the second quarter.

Note 3. Business Combinations

	On January 1, 1995, the Company acquired the assets of Empire Energy, Inc. ("Old Empire"), and its affiliates Caribbean Breeze International, Inc. ("Old Caribbean") and Cherokee Sun Corp. ("Old Cherokee"), in exchange for 1,000,000 shares of its .001 par value common stock, 100,000 shares of $10 convertible preferred stock and $600,000 of 12% subordinated notes. In addition, Antares
 Resources Corporation assumed certain liabilities of Old Empire, Old
Caribbean and Old Cherokee.  The acquisition was accounted for as  a purchase.

	The acquisition included the ongoing business, all tangible assets and intangible assets including contract rights, customer lists, product formulas and the agreement of certain shareholders not to compete with the business.

	On November 14, 1995, Southern Trailers Manufacturing, Inc. acquired the assets of a company which manufactures horse and utility trailers.
Consideration included $190,000 of cash and $200,000 of the Company's common stock. The acquisition was accounted for as a purchase.

Note 4. Subsequent Event

	The Board of Directors declared a two-for-one forward split of the Company's common stock, effective for stockholders of record on January 5, 1996.  The share distribution date was January 31, 1996.

Note 5. Legal Proceedings

	The Company has received notice from a third-party claiming to be a judgment creditor of David Capps one of the Company's officers and directors.  The third-party claims to have a valid judgment lien on certain shares of
Caribbean Breeze Inc. a predecessor to the Company's subsidiary Caribbean
Breeze International, Inc.  The Company believes based on currently available information that it has no material liability in this matter.  In addition management has been informed by Mr. Capps that the creditor has agreed to a settlement in this matter with Mr. Capps.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

	The following discussion should be read in conjunction with the Company's Financial Statements and related notes.

Overview

	Antares Resources acquired the operations of Empire Energy, Inc. Caribbean Breeze International, Inc., and Cherokee Sun Corporation in January of 1995. Southern Trailers was acquired on November 14, 1995.

	The Company currently has three operating subsidiaries, Caribbean Breeze International, Inc., Empire Energy, Inc. and Southern Trailers Manufacturing. The Company also has a subsidiary, Cherokee Sun Corporation, that is in the process of trying to enter the kitty litter manufacturing business, and Multi-Source Labs, which hold the rights to all non-suncare products.

	The principal business of Caribbean Breeze International is the production, marketing and distribution of sun, skin care and sun block products which it sells through a national network of independent distributors and brokers.
Empire Energy, Inc. also engages in the buying and selling of wood by-products used as fuel primarily by paper mills in Southeastern Georgia and Northeast Florida.  Southern Trailers manufactures and sells trailers, horse, utility and cargo styles, from its manufacturing facility in
Unadilla, Georgia.

	The Company continues to negotiate with major kitty litter producers for a contract to product on a private label basis. As soon as a contract is signed, construction can begin on the plant facility.

	The following financial information and discussion will cover the consolidated results of the Company's first quarter operations ending December 31, 1995.
The results will be compared with the operating results for the quarter ended
December 31, 1994, which were before the consolidation of the predecessor companies and Antares.  There are no comparative figures for Southern
Trailers, because prior to 1995, the company was a distributor for other manufacturers.


RESULTS OF OPERATIONS

	The following tables set forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's
Consolidated Statements of Operations.

EMPIRE ENERGY, INC.
							                                	Three Months Ended December 31,
						                                     1995	  	%	    	  1994		  %
Revenue
	Alternative fuel				                    334,209		100.00%		438,565	 80.06%
	Waste disposal				                            0	   0.00%		109,214		19.94%
	   Total Sales				                      334,209		100.00%		547,779		100.00%
Cost of sales
	Alternative fuel				                    194,487	  58.19% 	332,231		 60.65%
	Waste disposal				                            0    0.00%	  56,527		 10.32%
	   Total cost of sales			               194,487	  58.19% 	388,758		 70.97%
Gross profit					                        139,722	  41.81%		159,021		 29.03%
Selling expenses					                          0    0.00%		      0	   0.00%
General and administrative				            99,531		  29.78%		80,158	  14.63%

CARIBBEAN BREEZE INTERNATIONAL, INC.

                                    						1995      		%		    1994		   %

Sales						                              76,820   		N/A     		(b)  		N/A
Returns and allowances				               96,863   		N/A	     	(b)   	N/A
Net sales						                         (20,043)	  	N/A		  (41,759) 	N/A
Cost of sales					                        4,976	   	N/A		   28,953	 	N/A
Gross profit					                       (25,019)  		N/A		  (70,712)	 N/A
Selling expenses					                    99,783	   	N/A		   64,965 		N/A
General and administrative			          	201,311	   	N/A		   97,865	 	N/A

SOUTHERN TRAILER MANUFACTURING, INC.

                                   						1995(a)   		%	    	1994		    %

Sales			                            			 36,503  		100.00%	  	N/A	   	N/A
Cost of sales					                      33,807		   92.61%	  	N/A	   	N/A
Gross profit					                        2,696		    7.39%		  N/A	   	N/A
Selling expenses					                    1,506		    4.13%	  	N/A		   N/A
General and administrative				          85,025	  	232.93%	  	N/A	   	N/A

(a)	Includes operations from November 14, 1995 (date of acquisition) through
 December 31, 1995 only.

(b)	Detail of sales, returns and allowances not available for pre-acquisition period.


Revenues

	Revenues for the three months ended December 31, 1995 were $350,669 compared to revenues of $506,020 for the three months ended December 31, 1994. The decrease in revenues was due to two major events:

	1.	$109,214 of revenue in 1994 was derived from the sales of corrugated waste product by Empire Energy which was discontinued in mid 1995.  Despite the reduction of revenues, the gross profit percentage increased by twelve percent due to concentrating on the more profitable wood by-products.

	2.	Sales returns and discounts in Caribbean Breeze International were
$96,863 for the quarter ended December 31, 1995 versus, $44,759 for the same quarter ended December 31, 1994 for Caribbean Breeze International. As sales increased overall from 1994 to 1995, returns as a dollar amount increased as well. Caribbean Breeze International had net negative sales as a result of actual returns being in excess of estimated reserves.

Cost of Sales

	Cost of sales for the three months ended December 31, 1995 were $233,270 compared to $417,711 for three months ended December 31, 1994, a decrease of $184,441. The decrease was mainly due to the deletion of the waste disposal business, as well as decreased costs on alternative fuel operations. Cost of sales in 1995 for Caribbean Breeze International represents cost of estimated reserves for returns in excess of cost of actual returns, while 1994 cost of sales includes under accruals of costs in prior periods and recognition of some inventory obsolescence.

Management believes that the gross profit percentage for Southern Trailers is abnormally low for the period from date of acquisition on November 14, 1995 through December 31, 1995. The gross profit percentage is depressed due to the changes in the production process that were underway. As a result of the acquisition, management changed operations from a small-scale distributor for other manufacturers' products to a production-line manufacturer of its own trailers. During this period of change, sales decreased while certain fixed cost components of the manufacturing process continued, or even increased in preparation for the expansion of operations.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for the three months ended December31, 1995 were $644,041 compared to $242,988 for the three months ended December 31, 1994. This increase was due to the addition of Southern Trailers as an operating entity, and the increased staff and support expenses necessary to manage the planned future operations of the Company. The kitty litter business is still in the development stage, and it continues to incur costs and expenses in an effort to successfully generate sales commitments necessary for its implementation. Selling expenses for the three months ended December 31, 1995 were $101,289, while general and administrative were $542,752. When compared to selling, general and administrative expenses of $466,950 for the three months ended September 30, 1995; the major difference was the $86,531 expense of Southern Trailers and insurance costs of $21,164.

Interest income was generated by investing excess funds in overnight investments. Interest expense was mainly interest paid on the subordinated debt.

Liquidity and Capital Resources

	The Company is financing its activities primarily from the capital infusion the Company received in July of 1995.  In the future quarters, the company anticipates that cash flow from operations will assist internal financing.
There can be no assurances that the Company will generate positive cash flow from operations in the future.

	As is customary in the sun and skin care business, the Company began to put funds into inventory purchases in the first quarter ended December 31, 1995, in order to be able to meet the anticipated increased demand for the products.
Inventory for Caribbean  Breeze International was $832,036 at December 31,
1995 as compared to $350,009 at December 31, 1994.  Also, customers are allowed to return a certain amount of unsold product at the end of the season.  The returns are generally exchanged for other products or given credit against future orders.  Historically most returns occur in the October through December months.  These returns, coupled with the fact that orders do not generally begin, for suntan products, until January of each year,  cause the first quarter of the Company's fiscal year to show negative sales for Caribbean
 Breeze International.  New products were introduced this year to try and alleviate the seasonal nature of the industry.  The decrease in negative sales for the first quarter show that this plan seems to generate more orders than previously experienced for the period of October through December.

Trends

	The Company feels that the increased level of orders received by Caribbean Breeze International in the first quarter are an indication that the non-seasonal products are going to increase sales and that the demand for the Company's products will result in increased sales for the remainder of the year. During the three month period ended December 31, 1995, Multi-Source
Labs, Inc. acquired the rights to produce and distribute a drink-holding adapter, The Beverage Brat, and assigned those rights to Caribbean Breeze International, Inc. During the quarter, additional molds were created at a capitalized cost of $63,430 and initial production began. Sales of the "Brat" will begin in the second quarter of the Company's fiscal year.

	Southern Trailers was acquired on November 14, 1995 and the results shown in the preceding tables are for 6 weeks. Southern Trailers is being converted to a mass-manufacturer and the start-up costs are expected to continue into the second quarter. The new company should begin to generate significant sales at the end of the second quarter.

Inflation

The Company does not believe that inflation had a material effect on the results of operations for the three months ended December 31, 1995.





	SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


					ANTARES RESOURCES CORPORATION
						  (Registrant)



					By/s/William W. Perry III

					  William W. Perry III
					  President and Chief Executive Officer
					  (Duly Authorized Officer)



Dated: February 21, 1996