Form 10QSB/A
period 1995-12-31
ANTARES RESOURCES CORP
filed 1996-03-21
CIK 65202

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB/A1


[  X ] 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 1995

[    ]	TRANSITION REPORT UNDER SECTION 10 OR 15(d) OF THE EXCHANGE ACT

	Commission File Number 0-3926

	ANTARES RESOURCES CORPORATION
	(Exact name of small business issuer as specified in its charter)

	New York							   13-1950459
(State or other jurisdiction     					(I.R.S. Identification number)
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

	Transitional Small Business Disclosure Format
	Yes  X                         No


ANTARES RESOURCES CORPORATION

Exhibit Index to Quarterly Report on Form 10-QSB
	For the Quarter Ended December 31, 1995

EXHIBITS
		EX-27 		Financial Data Schedule



	SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


					ANTARES RESOURCES CORPORATION
						  (Registrant)



					By/s/Joan Kushay

					  Joan Kushay
					  Assistant Secretary and Director
					  (Duly Authorized Officer)



Dated: March 20, 1996

ANTARES RESOURCES CORPORATION
Financial Data Schedule
As of December 31, 1995 and for the three month period then ended
Article 5 of Regulation S-X

This schedule contains summary financial information extracted from the condensed consolidated financial statements filed with Form 10QSB for the quarterly period ended December 31, 1995 and is qualified in its entirety by reference to such financial statements.

<DOCUMENTS>
[TYPE]		EX-27
[DESCRIPTION]	ART. 5 FDS FOR 1ST QUARTER 10-QSB/A1
[ARTICLE]	5

[PERIOD-TYPE]	               		3-MOS
[FISCAL-YEAR-END]						                          SEP-30-1995
[PERIOD-END]							                              DEC-31-1995
[CASH]	                                            3,626,305
[SECURITIES]                                              	0
[RECEIVABLES]	                                        40,107
[ALLOWANCES]	                                         23,000
[INVENTORY]	                                       1,075,991
[CURRENT-ASSETS]	                                  4,908,308
[PP&E]	                                            2,352,634
[DEPRECIATION]	                                       73,251
[TOTAL-ASSETS]	                                   11,636,339
[CURRENT-LIABILITIES]	                               737,119
[BONDS]	                                             655,159
[PREFERRED-MANDATORY]                                     	0
[PREFERRED]                                           	2,350
<COMMON STOCK>	                                        6,983
[OTHER-SE]	                                       10,234,728
[TOTAL-LIABILITY-AND-EQUITY]	                     11,636,339
[SALES]	                                             350,669
[TOTAL-REVENUES]	                                    350,669
<CSG>	                                               233,270
[TOTAL-COSTS]	                                       233,270
[OTHER-EXPENSES]	                                    700,881
[LOSS-PROVISION]                                          	0
[INTEREST-EXPENSE]	                                   26,616
[INCOME-PRETAX]	                                    (583,482)
[INCOME-TAX]	                                              0
[INCOME-CONTINUING]	                                (552,625)
[DISCONTINUED]	                                            0
[EXTRAORDINARY]	                                           0
[CHANGES]	                                                 0
[NET-INCOME]	                                       (552,625)
[EPS-PRIMARY]	                                         (0.08)
<EPS-DILUTED)                                             	0