Form 10QSB
period 1996-03-31
ANTARES RESOURCES CORP
filed 1996-05-13
CIK 65202

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB


[  X ] 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1996

[    ]	TRANSITION REPORT UNDER SECTION 10 OR 15(d) OF THE
EXCHANGE ACT

	Commission File Number 0-3926

	ANTARES RESOURCES CORPORATION
	(Exact name of small business issuer as specified in its charter)

	New York					 13-1950459
(State or other jurisdiction     					(I.R.S.
Identification number)
of incorporation or organization)

2345 Friendly Road, Fernandina Beach, Florida 32034
(address of principal executive offices)

	(904)261-8607
	(Issuer's Telephone Number, Including Area Code)

	(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer(1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes   X                      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

	Outstanding Equity Securities at May 9, 1996

Class of Securities 				Outstanding Shares

Common Stock,
 .001 par value, 		23,315,398 shares
Preferred Stock,
 .01 par value
Series B ($ 2.50 Liquidation Preference)	       90,000 shares

	Transitional Small Business Disclosure Format
	Yes    X                      No


ANTARES RESOURCES CORPORATION

Index to Quarterly Report on Form 10-QSB
	For the Quarter Ended March 31, 1996

Part 1.   FINANCIAL INFORMATION

Page Number
Item 1.	Financial Statements

Consolidated Balance Sheets as of March  31, 1996
and September 30, 1995.														3-4

Consolidated Statements of Operations for the three
and six month   periods ended March 31, 1996 and
1995.			                        					5-6

Consolidated Statements of Cash Flows
for the six month periods ended March 31, 1996 and 1995.   7

Notes to Consolidated Financial Statements.			8-9

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.				9-13

Signature Page						14
	Part II.   Other information

	Item 1.	Legal Proceedings
		Reference is made to Note 5 on Page 9 of the Consolidated
Financial Statements.

	Item 2.	Changes in Securities
			(Non Applicable)
	Item 3.	Defaults upon Senior Securities
			(Non Applicable)
	Item 4.	Submission of Matters to a Vote of Security Holders
			(Non Applicable)
	Item 5.	Other Information
			(Non Applicable)
	Item 6.	Exhibits and Reports on Form 8-K
  		                               (None)
		      Item 6a.  EX-27 Financial Data Schedule

ANTARES RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                      			March 31, 	September 30,
			                                        1996	       1995
		                                       	(Unaudited)
Current assets:
Cash and equivalents                  	$  1,880,758	$  6,120,164
Accounts receivable, net of allowance
for doubtful accounts of $ 43,000
in March and $23,000 in September          	652,512      	16,753
	Current portion of notes receivable          2,586	      24,019
	Current portion of stockholder loans
receivable                                   	5,101           	0
	Inventories	                             1,499,746     	397,191
	Prepaid expenses	                           91,221       76,871

	   Total current assets	                 4,131,924	   6,634,998

Property and equipment:
	Real estate held for development	        1,757,751	   1,754,245
	Leasehold improvements	                     33,893	           0
	Machinery and equipment	                   362,063      	64,788
	Displays and racks	                        116,133	     111,133
	Vehicles	                                  163,721      	48,871
	Office equipment	                           47,054	      23,196

			                                       2,480,615   	2,002,233
	Less accumulated depreciation	            (111,401)     (47,613)

			                                       2,369,214	   1,954,620

Other assets:
	Investments	                             1,002,500	       2,500
	Notes receivable, net of current portion	   33,426      	34,477
	Stockholder loans receivable,
 net of current portion	                     54,899           	0
	Contract rights	                         2,900,000   	2,900,000
	Intangibles	                               474,158     	285,000
	Deferred financing costs	                   30,000	      30,000
	Deferred acquisition costs	                    0	        44,167

		                                    	   4,494,983	   3,296,144

                                     			$10,996,121	 $11,885,762



ANTARES RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                        			March 31, 	September 30,
			                                           1996	       1995
		                                          	(Unaudited)
Current liabilities:
	Current maturities of long-term debt	  $      36,473 	$        9,122
	Current portion of capital lease
  obligation	                                  36,134         	35,068
	Current portion of subordinated debt	        150,000        	350,000
	Accounts payable and accrued expenses	       347,886        	212,916
	Due to stockholders	                               0 	         8,505
	Payroll taxes payable	                        44,829 	        28,485

	   Total current liabilities	                615,322 	       644,096

Long-term debt, net of current maturities     	63,876         	24,473
Capital lease obligation, net of current
 portion	                                     378,020        	396,357
Subordinated debt, net of current portion	    150,000 	      250,000

	                                      		   1,207,218 	   1,314,926

Stockholders' equity:
	Preferred stock, $.01 par value
	   5,000,000 shares authorized
	   Series A - 100,000 shares issued		                        1,000
	   Series B - 135,000 shares issued	           1,350        	1,350
	Common stock, $.001 par value
	   200,000,000 shares authorized
	   22,715,372 shares issued and
    outstanding in March	                      22,716
	   12,209,988 shares issued and
     outstanding in September	                	12,210
	Additional paid-in capital	               13,672,841   	13,455,772
	Accumulated deficit	                      (3,908,004)	  (2,899,496)

	                                      		   9,788,903 	  10,570,836

		                                       	$10,996,121  	$11,885,762


ANTARES RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                             			         Six months ended March 31,
                                   			       1996	       1995*
		                                       	(Unaudited)
Revenues:
	Alternative fuel	                    $    552,840 	$   383,027
	Sun and skin-care products               	666,973     	275,635
	Trailer sales	                            372,952 	         0
   Waste disposal	                              0 	     168,634

                                   			   1,592,765 	     827,296
Cost of revenues:
	Alternative fuel	                         342,909      	250,058
	Sun and skin-care products	               317,813      	175,997
	Trailer sales	                            430,898           	0
	Waste disposal	                                 0     	118,082
	Acquired gross profit	                          0 	      55,846

			                                      1,091,620 	     599,983

Gross profit	                              501,145 	     227,313

Selling expenses                          	254,812       	64,611
General and administrative expenses	     1,254,497       	305,656
Project development expenses	               77,303 	            0

	                                   		   1,586,612 	     370,267

Loss from operations	                   (1,085,467)	   (142,954)

Other expenses (income):
   Finance charges                             	0        	93,500
	Interest expense	                         40,477        	24,967
	Interest income                        	(105,001)	           0
	Gain on sale of equipment	              (12,435)	              0
			                                      (76,959)	      118,467
  Loss before cumulative effect of
    change in marketable
    securities accounting principle    	(1,008,508)   	(261,421)
  Cumulative effect on prior years of
   change in marketable
	 securities accounting principle	               0 	        2,500

Net loss                               	$(1,008,508)	$  (258,921)

Net loss per common share           	$        (0.07)	$       (0.06)

Weighted average number of common
  shares outstanding                   	  13,814,204 	  4,127,378
</table?

* Activities of operating subsidiaries are for the three-month period from January 1, 1995 (date of acquisition) through March 31, 1995.


ANTARES RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three months ended  March 31,

	                                  		       1996	       1995
			                                     (Unaudited)
Revenues:
  Alternative fuel	                   $     218,631 	$   383,027
	Sun and skin-care products                	687,016     	275,635
	Trailer sales	                             336,449          	0
	Waste disposal	                                 0 	     168,634

	                                    		   1,242,096 	     827,296

Cost of revenues:
	Alternative fuel                          	148,422      	250,058
	Sun and skin-care products	                312,837      	175,997
	Trailer sales	                             397,091           	0
	Waste disposal	                                  0     	118,082
	Acquired gross profit	                         0 	       55,846

	                                   		      858,350 	     599,983

Gross profit	                               383,746 	     227,313

Selling expenses                           	153,523       	64,611
General and administrative expenses	        711,745      	290,757
Project development expenses	                20,463             0

	                                   		      885,731 	     355,368

Loss from operations	                      (501,985)	    (128,055)

Other expenses (income):
	Finance charges                                	0        	93,500
	Interest expense	                           13,861       	24,967
	Interest income	                           (47,528)           	0
	Gain on sale of equipment	                 (12,435)	           0

		                                  	       (46,102)	     118,467

Net loss	                              $   (455,883)	$  (246,522)

Net loss per common share	           $        (0.03)	$       (0.04)

Weighted average number of common
	shares outstanding	                      14,809,877 	  5,639,686


ANTARES RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS


                                   Six months ended March 31,

                                       1996	       1995
				                               (Unaudited)
Cash flows from operating activities:
Net loss		                         $(1,008,508)	$(258,921)
Adjustments to reconcile net loss
to net cash used in
operating activities:
		Cumulative effect on prior
years of change in marketable
		  securities accounting principle     	0 	       (2,500)
       Depreciation and amortization	 93,257      	20,650
		Bad debts	                             0        	7,000
		Gain on sale of equipment	        (12,435)	          0
		Operating expenses and
   liabilities paid by and
    accrued to
		  stockholders	                          0     	138,381
		Changes in assets and liabilities:
	(Increase) decrease in accounts
  receivable                      	(635,759)    	(221,516)
			(Increase) decrease in
    inventories                   	(990,674)     	103,235
			(Increase) decrease in
    prepaid expenses               	(14,350)     	(59,979)
			Increase (decrease) in
    accounts payable & accrued
    expenses                       	126,465       	116,477
			Increase (decrease) in
    payroll taxes payable	           17,319 	     93,500

			   Total adjustments	         (1,416,177)	   195,248

	   Net cash used in
    operating activities	        (2,424,685)	   (63,673)

Cash flows from investing activities:
	Acquisition costs                	(195,443)	   (55,670)
	Capital expenditures	             (267,207)	    (9,894)
	Proceeds from sale of equipment	    12,435          	0
	Loans to stockholders             	(60,000)         	0
	Principal payments from note
  receivable	                        22,484          	0
	Investment 	                    (1,000,000)	         0

			   Net cash used in investing
       activities	               (1,487,731)	    (65,564)

Cash flows from financing activities:
	Principal payments under loan
 agreements	                       (309,719)     	(8,478)
	Proceeds from financing agreements	      0     	139,000
   Principal payments under
    capital lease obligations	       (17,271)	    (8,277)
	Proceeds from stockholder loan	           0 	    15,500
	Proceeds from issuance of capital stock	  0 	    53,000

			   Net cash provided by (used in)
       financing activities	           (326,990)	   190,745

Net (decrease) increase in cash     	(4,239,406)    	61,508

Cash at beginning of period	          6,120,164 	         0

Cash at end of period              	$ 1,880,758    	$ 61,508


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

Note 4. Stock Split

	The Board of Directors declared a two-for-one forward split of the Company's common stock, effective for stockholders of record on January 5, 1996. The share distribution date was January 31, 1996.

Note 5. Legal Proceedings

	On March 26, 1996, the Corporation settled its prior dispute with Avon Products, Inc. wherein it was alleged by Avon that the Company's packaging of its "Ultra 3-N-One
Outdoor Protection" is confusingly similar to the packaging of Avon's own products. In anticipation of the settlement and in accordance with its terms, the Company has changed its packaging of its "Ultra 3-N-One Outdoor
Protection". The settlement did not involve the payment of any money by the Corporation to Avon.

On April 15, 1996 the judgment against David Capps by a third party was satisfied thereby releasing any lien on certain shares of Caribbean Breeze, Inc. a predecessor to the Company's subsidiary Caribbean Breeze
International, Inc.

Note 6. Subsequent Event

During April 1996 the Company entered into a contract to purchase approximately 1300 acres of property located near Charleston, South Carolina from the Dunes West Joint Venture subsidiary of Georgia Pacific Corp.

The Company paid a $250,000 refundable deposit against the $5,000,000 purchase price. A joint venture partner is currently being sought to either develop the property or purchase it from the Company.

In the event the balance of $4,750,000 is not paid by June 28, 1996 the contact will terminate and the deposit with accrued interest will be refunded.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's
Financial Statements and
related notes

Overview

Antares Resources is a holding company that conducts its operations through its three operating subsidiaries, Caribbean Breeze International, Inc. (CBI), Empire Energy, Inc.
(EEI) and Southern Trailers
Manufacturing, Inc., (STM). Cherokee Sun Corporation (CSC) is a development stage subsidiary that is in the process of trying to enter the kitty litter processing business, and Multi-Source Labs is a non-operating subsidiary which holds the rights to all non-suncare products.

The following financial information and discussion will cover the consolidated results of the Company's second quarter ending March 31, 1996, and the six months ended March 31, 1996. The results will be compared with the operating results for the second quarter and six months ended March 31, 1995. The six months ended March 31, 1995 contains operating results for only three months of operations, because the parent company was inactive until January 1, 1995. There are no second quarter comparative figures for Southern Trailers, because it began operations as a manufacturer of trailers in November of 1995.

Results of Operations

The following table sets forth, for periods indicated, the percentage of total revenues represented by certain items included in the Company's Consolidated Statement of Operations.

EMPIRE ENERGY, INC.

Empire Energy, Inc. engages in the buying and selling of wood waste products used as fuel primarily by paper mills in Southeastern Georgia and Northeast Florida.

3 Mos End 3/31/96 3 Mos End 3/31/95 6 Mos End 3/31/96 6 mos ended 3/31/95*

          1996        %     1995      %     1996      %    1995     %

Sales
Alternative
Fuel    218,631   100.00%   383,027   69.43%  552,840  100.00%  383,027  63.43%

Waste
Disposal   -0-              168,634   30.57%   -0-     100.00%  168,634 30.57%

Total
Sales    218,631             551,661 100.00%  552,840  100.00%  551,661 100.00%

Cost of
Sales    148,422   67.89%    368,140 66.73%  342,909   58.19%   368,140  66.73%

Gross
Profit    70,209   32.11%    183,521 33.27%  209,931  36.83%    183,521  33.27%

Selling
Expenses   -0-      -0-        -0-      -0-    -0-     -0-        -0-      -0-

General &
 Admin  59,466    27.20%    92,263   16.72%   158,997 28.76%    92,263   16.72%

Income
from
Operation 10,743  4.91%    91,258    16.55%    50,934  8.07%    91,258  16.55%

CARIBBEAN BREEZE INTERNATIONAL INC.

The principal business of Caribbean Breeze International is the productions, marketing and distribution of sun, skin care and sun block products which it sells through a national network of independent distributors and brokers.


3 Mos End 3/31/96 3 Mos End 3/31/95 6 Mos End 3/31/96  6 mos end 3/31/95*

             1996   %      1995      %       1996     %       1995        %

Revenue    888,96 129.39%  350,522  127.17%  965,772  144.80%  350,522  127.17%

Returns/
Resrv    (117,850)(17.15%)(74,886)(27,17%)  (204,850) (44.80%) 74,886    27.17%

Discnts/
Dam      (84,086) (12.24%)     -      -     (93,949)      -      -          -

Net
Sales    687,016   100.00%  275,636 100.00% 666,973   100.00%  275,636  100.00%

Cost of
 Sales   312,837   45.54%   175,997 63.85%  317,813  47.65%   175,997    63.85%

Gross
Profit   374,179   54.46%  99,639   36.15%  349,160  53.35%   99,639    36.15%
Acquired
Gross
Proft       -       -      55,846  20.26%      -       -     55,846     20.26%
Selling
Expns   139,696   20.33%  64,611   23.44%  239,479   35.91%  64,611     23.44%
Gen/
Admn
 Exp   202,562   29.48%   65,977  23.94%   403,873   60.55%  65,977     23.94%
Profit
(Loss) (31,921)   4.65% (86,435) (31.36%) (294,192)  44.11% (86,435)  (31.36%)

*Represents three months operations

SOUTHERN TRAILERS MANUFACTURING, INC.

Southern Trailers manufactures and sells horse trailers, utility trailers and cargo trailers from its manufacturing facility in Unadilla, Georgia.

3 Mos End 3/31/96 3 Mos End 3/31/95* 6 Mons End 3/31/96**
              1996    %       1995     %       1996                %

Sales      336,449  100.00%  36,503  100.00%    372,952         100.00%
Cost of
Sales      397,091  118.02% (33,807) 92.61%     430,898        115.54%
Gross
Profit    (60,642) (18.02%)   2,969   7.39%     57,846          15.54%
Selling
Expns      13,827    4.11%    1,506   4.13%     15,333           4.11%
Gen/Admn
Exp      158,328    47.06%   85,025  232.93%   243,351           65.25%
Profit
(Loss)  (232,795)  (69.19%) (83,835)    N/A   (316,630)          (84.9%)


*Represents one and one-half months of operations

**Represents four and one-half months operations

Revenues

Revenues for the three months ended March 31, 1996 were $1,242,096, an increase of $414,800 from the revenues for the quarter ended March 31, 1995 of $827,296. Revenues were up substantially because of seasonal orders for Caribbean Breeze International increasing, and Southern
Trailers Manufacturing
began turning out trailers to meet demand. Caribbean Breeze International's sales for the three months ending March 31, 1996 were $687,016 versus $275,635 for the same period in 1995. This increase was partially offset by the temporary annual shut-down of the major supplier for Empire Energy, Inc. in the month of March. Revenues for Empire Energy, Inc. in the three months ending March 31, 1996 were
$218,631 versus $551,661 for the quarter ended March 31, 1995.  In
October of 1995 Empire Energy,
Inc. discontinued the waste disposal of cardboard products which was included in the March 31, 1995 numbers in the amount of $168,634; also the shut down in the previous year was for a much shorter time period, so it did not have as much of an effect on the March 31, 1995 numbers. As usual, the plant began shipping bark to Empire Energy, Inc. at the beginning of April. Southern
Trailers Manufacturing
revenues of $336,449 were generated mostly from the month of March, the first full month operations at the new manufacturing plant.


Cost of Sales

Cost of sales for Empire Energy, Inc. were up slightly as a percentage of sales as a result of the (a) annual temporary shut-down of the major supplier of bark and (b) alternate supplies of bark were used, which produced a lower gross margin. Cost of sales for Caribbean Breeze
International were 45.54% of sales
for the three months ending March 31, 1996 versus 63.85% for the quarter ending March 31, 1995. This improvement was due to the sale of a more profitable product mix and because the 1995 quarter included costs for repackaging expenses. Cost of sales for Southern Trailer
Manufacturing were $397,091 or
118.02% as a percent of sales. Management believes that the gross profit percentage is still abnormally low due to the fact that the plant was only at full capacity for one month during the quarter, and the start-up process in manufacturing caused the plant to be less efficient in material handling and labor costs.
Sales prices were raised on the product line at the end of March.


Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ending
March 31, 1996 were $885,731
as compared to $355,368 for the three months ended March 31, 1995. A majority of the increase related to the costs associated with the sales increase of 60.06% and the fact that Southern Trailer
Manufacturing was not a part of Antares Resources Corporation in 1995, so there were no Selling
General and Administrative Expenses in the March 31, 1995 quarter for this subsidiary. Selling, General and Administrative expenses for Caribbean Breeze International were $342,258 for the quarter ended
March 31, 1996, versus $130,588 for the quarter ended March 31, 1995.
Although the dollar amount
was higher, as a percentage of sales, these expenses were relatively stable at 47.38% at March 31, 1995 and 49.81% at March 31, 1996. Selling, General and Administrative expenses for Empire Energy, Inc. as a percent of sales for the quarter ended March 31, 1996, were 27.20% versus 16.72% for the quarter ended March 31, 1995. Sales decreased due to the temporary shutdown of a major supplier and the loss of waste disposal revenue, but expenses remained relatively constant, so the percentage increased.
Selling, General and Administrative expenses for Southern Trailer
Manufacturing was $172,153 for the
quarter ended March 31, 1996, versus $86,531 for the quarter ended
December 31, 1995.  The increase
was due to a full quarter of operations versus a month and one-half in the previous quarter. Included in the quarter ended March 31, 1996 are expenses for training of $28,858 which is a non-recurring item.

Interest income was from investing excess funds in overnight deposits and interest expense was mainly on subordinated debt.

Net Loss
              Quarter Ending 3/31/96   Quarter Ending 3/31/95  Variance +/-

Parent Company       (251,008)           (159,947)                -91,061
Empire Energy, Inc.    17,475              84,535                 +67,060
Caribbean Breeze
Intn'l                 31,139           (180,295)                +211,434
Cherokee Sun Corp.    (20,694)              (470)                 -20,224
Southern Trailers Man. (232,795)               0                 -232,795
       Net Loss        (455,883)         (256,177)               (199,706)

The basic difference between the quarter ended March 31, 1995 and the current quarter ended March 31,
1996 was that Southern Trailers Manufacturing started up and had a $232,795 loss for the quarter. Also, the effort to bring the kitty litter company to completion, caused expenses to be up by approximately
$20,000.

Empire Energy, Inc. was down $67,060 in earnings due to the annual temporary shut down of the major supplier of pine bark and the loss of the waste disposal business, but Caribbean Breeze International was able to decrease its loss from the second quarter of 1995 by $211,434 from a loss of $180,295 to a profit of $31,139. The parent company had increased expenses in the quarter ended March 31, 1996, mainly due to annual stockholders meeting and related expenses (i.e. printing, legal and accounting).

Liquidity and Capital Resources

The Company continues to finance its operations primarily from the capital infusion received in July of
1995. Funds needed to fund losses decreased from $552,625 for the quarter ended December 31, 1995 to $455,883 for the quarter ended March 31, 1996. Inventory for Caribbean
Breeze International
increased to $1,062,000 at quarter ending March 31, 1996 from $357,524 at March 31, 1995. Accounts receivable (net of reserves) were $578,227 for Caribbean Breeze
International at March 31, 1996, versus
$382,899 at March 31, 1995.

Trends

Net sales for Caribbean Breeze International for the six months ended March
31, 1996, were within
$55,000 of matching last fiscal years sales, and Caribbean Breeze
International was profitable for the
quarter ended March 31, 1996. Management is confident that this sales increase will continue for the rest of the fiscal year.

Empire Energy, Inc. sales should rebound to previous levels as the major supplier returns to normal supply levels. Although the Company lost the waste disposal business, it has increased efficiency in loading operations to offset the loss of revenue.

Southern Trailer Manufacturing recorded sales of $209,000 in the month of March, the first full month of manufacturing operations. The Company anticipates that Southern Trailer
Manufacturing will continue,
or exceed, these sales levels for the remainder of the year. The company has increased the sale price on its trailers, but still remains below competitive pricing. Southern Trailer
Manufacturing Inc. sold ten (10)
trailers in February and twenty-three (23) in March. There are $744,000 in orders in the pipeline. As the factory continues to operate at or near capacity, efficiency should enable the cost of goods sold to decrease and overtime should be eliminated. Cherokee Sun Corporation is actively pursuing several positive contacts in the kitty litter industry, and intends to finalize a material contact as soon as possible;
however, there can be no assurance of this.

Inflation

The Company does not believe that inflation had a material effect on the results of operations for the three months ended March 31, 1996.


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


					ANTARES RESOURCES
CORPORATION
						  (Registrant)



					By/s/William W. Perry III

					  William W. Perry III
					  President and Chief Executive Officer
					  (Duly Authorized Officer)



Dated: May 13, 1996


ANTARES RESOURCES CORPORATION
Financial Data Schedules
As of March 31, 1996 and for the six-month period then ended
Article 5 of Regulation S-X

This schedule contains summary financial information extracted from the condensed consolidated financial statements filed with Form 10QSB for the quarterly period ended
March 31, 1996 and is qualified in its entirety by reference to such financial statements.

Item Description
<DOCUMENTS>
[TYPE]                     EX-27
[DESCRIPTION]      ART. 5 FDS FOR 1ST QUARTER 10-QSB
[TEST]
[ARTICLE]5
<PERIOD TYPE>               6-MOS
<FISCAL YEAR END>                      	SEP-30-96
<PERIOD END>	MAR-31-96
[CASH] 	1,880,758
[SECURITIES]	0
[RECEIVABLES]	695,512
[ALLOWANCES]	43,000
[INVENTORY]	1,499,746
<Current Assets>	4,131,924
[PP&E]	2,480,615
[DEPRECIATION]	111,401
<Total Assets>	10,996,121
<Current Liabilities>	615,322
[BONDS]	591,896
<Preferred Mandatory> 	0
[PREFERRED]	1,350
<Common stock>	22,716
<Other SE>	9,764,837
<Total-Liabilities-Equity>	10,996,121
[SALES]	1,592,765
<Total Revenues>	1,592,765
<CSG>	1,091,620
<Total Costs>	1,091,620
[OTHER-EXPENSES]	1,586,612
<Loss Provisions>	0
[INTEREST-EXPENSE]	40,477
[INCOME-PRETAX]	(1,008,508)
[INCOME-TAX]	0
[INCOME-CONTINUING]	(1,008,508)
[DISCONTINUED]	0
[EXTRAORDINARY]	0
<Cumulative> 	0
<Net income or loss>	(1,008,508)
<Earnings-Primary>	(.07)
<Earnings-Diluted>	0