Form 10QSB
period 1996-06-30
ANTARES RESOURCES CORP
filed 1996-08-20
CIK 65202

SECURITIES AND EXCHANGE COMMISSION
        Washington, DC  20549

        FORM 10-QSB


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996

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


        Outstanding Equity Securities at August 9, 1996

Class of Securities                                     Outstanding Shares

Common Stock,    .001 par value,                            24,253,972  shares
Preferred Stock,      .01 par value
Series B ($ 2.50 Liquidation Preference)                      126,000  shares

        Transitional Small Business Disclosure Format
        Yes    X                      No

ANTARES RESOURCES CORPORATION

Index to Quarterly Report on Form 10-QSB
        For the Quarter Ended June 30, 1996

Part 1.   FINANCIAL INFORMATION
                                                                   Page Number
Item 1. Financial Statements

                Consolidated Balance Sheets as of June 30, 1996
                and September 30, 1995.                                     3-4

            Consolidated Statements of Operations for the three and nine month
            periods ended June 30, 1996 and 1995.                    5-6

                Consolidated Statements of Cash Flows
                for the nine month periods ended June 30, 1996 and 1995.    7

                Notes to Consolidated Financial Statements.                8-11

Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                      12-15

                Signature Page                                            15
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

ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                            June 30,        September 30,
ASSETS  1996            1995
                (Unaudited)

Current assets:
        Cash and equivalents    $   844,176     $6,120,164
        Accounts receivable, net of allowance for doubtful
           accounts of $10,000 in June and $0 in September      214,616 69,872
        Current portion of stockholder loans receivable 65,504  24,019
        Inventories     1,107,002       0
        Prepaid expenses        6,874   17,657
 Total current assets 2,238,172 6,231,712


Property and equipment:
        Real estate held for development        1,767,062       1,754,245
        Leasehold improvements  35,604  0
        Machinery and equipment 331,836 51,506
        Displays and racks      0       0
        Vehicles        128,840 29,085
        Office equipment        45,441  23,196
                --------------------    --------------------
                2,308,783       1,858,032
        Less accumulated depreciation   (69,669)        (15,947)
                --------------------    --------------------
                2,239,114       1,842,085
               --------------------    --------------------
Net assets of discontinued segment      1,774,479       750,253
               --------------------    --------------------
Other assets:
        Investments     1,002,500       2,500
        Stockholder loans receivable, net of current portion    83,373  34,477
        Contract rights 2,900,000       2,900,000
        Intangibles, net of amortization        156,797 0
        Deferred financing costs        30,000  30,000
        Deferred acquisition costs      0       44,167
 --------------------    --------------------        4,172,670  3,011,144
                --------------------    --------------------
                $10,424,435     $11,835,194
                ========        ========

ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                June 30,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY    1996    1995
                Unaudited)
Current liabilities:
        Current maturities of long-term debt    $  27,852       $4,878
        Current portion of capital lease obligation     36,678  35,068
        Current portion of subordinated debt    200,000 350,000
        Accounts payable and accrued expenses   555,627 178,552
        Due to stockholders     0       8,505
        Payroll taxes payable   48,999  23,088
 ---------------- --------------- Total current liabilities   869,156 600,091

Long-term debt, net of current maturities       37,298  17,910
Capital lease obligation, net of current portion        368,643 396,357
Subordinated debt, net of current portion       100,000 250,000
- ---------------- ----------------    1,375,097       1,264,358
    --------------------    --------------------
Stockholders' equity:
        Preferred stock, $.01 par value
           5,000,000 shares authorized
           Series A - 100,000 shares issued     1,000
           Series B - 126,000 shares issued and
             outstanding in June        1,260
           Series B - 135,000 shares issued and
             outstanding in September   1,350
        Common stock, $.001 par value
           200,000,000 shares authorized
           24,253,972 shares issued and outstanding in June     24,254
           12,209,988 shares issued and outstanding in September        12,210
        Additional paid-in capital      14,021,092      13,455,772
        Accumulated deficit     (4,680,168)     (2,899,496)
 --------------------    --------------------            9,366,438  10,570,836
        Less stock subscriptions receivable     (317,100)                   -
      --------------------    --------------------    9,049,338  10,570,836
 --------------------    --------------------   $10,424,435 $11,835,194
                ========        ============

ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
    Nine months ended June 30,                                    1996    1995*
                (Unaudited)     (Unaudited)
Revenues:
        Alternative fuel        $791,608        $706,813
        Trailer sales   1,180,333       0
        Waste disposal               0  279,914
                1,971,941       986,727
Cost of revenues:
        Alternative fuel        505,885 441,431
        Trailer sales   1,207,336       0
        Waste disposal                   0      196,846

                1,713,221       638,277

Gross profit    258,720 348,450

Selling expenses        29,439  0
General and administrative expenses     1,182,810       487,552
Project development expenses    101,774 68,890

                1,314,023       556,442

Loss from operations    (1,055,303)     (207,992)

Other expenses (income):
        Interest expense        67,732  54,910
        Interest income (134,128)       0
        (Gain) loss on sale of assets   (14,851)        58,644
                (81,247)        113,554

Loss from continuing operations (974,056)       (321,546)

Discontinued operations:
        Loss from operations    (796,616)       (298,348)
        Estimated loss on disposal      (10,000)        0
                (806,616)       (298,348)

Loss before cumulative effect of change in marketable
   securities accounting principle      (1,780,672)     (619,894)

Cumulative effect on prior years of change in marketable
   securities accounting principle                 -            2,500

Net loss        $(1,780,672)    $(617,394)

Net loss per common share       ($0.05) ($0.16)

Weighted average number of common shares outstanding    19,401,600    3,873,353

* Activities of operating subsidiaries are for the six-month period from January 1, 1995 (date of acquisition) through June 30, 1995.

ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
                Three months ended June 30,                       1996    1,995
                (Unaudited)     (Unaudited)
Revenues:
        Alternative fuel        $238,768        $323,787
        Trailer sales   807,381 0
        Waste disposal              0   111,280

                1,046,149       435,067

Cost of revenues:
        Alternative fuel        162,976 191,373
        Trailer sales   776,438 0
        Waste disposal               0  78,764

                939,414 270,137

Gross profit    106,735 164,930

Selling expenses        14,106  0
General and administrative expenses     332,186 247,871
Project development expenses    24,471  68,890

                370,763 316,761

Loss from operations    (264,028)       (151,831)

Other expenses (income):
        Interest expense        28,227  30,188
        Interest income (29,127)        0
        (Gain) loss on sale of assets   (2,416) 58,644

                (3,316) $88,832

Loss from continuing operations (260,712)       (240,663)

Discontinued operations:
        Loss from operations    (501,164)       (117,809)
        Estimated loss on disposal      (10,000)        0
                (511,164)       (117,809)

Net loss        $(771,876)      $(358,472)

Net loss per common share       ($0.03) ($0.05)

Weighted average number of common shares outstanding    23,446,181     6,887,738

Consolidated Statement of Cash Flows
                                                Nine months ended June 30,
                1996    1995
                (Unaudited)     (Unaudited)
Cash flows from operating activities:
Net loss        $(1,780,672)    $(617,394)
Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect on prior years of change in marketable
        securities accounting principle 0       (2,500)
     Depreciation and amortization      125,540 42,156
     Bad debts  174,917 23,897
     (Gain) loss on sale of assets      (14,851)        58,644
     Estimated loss on disposal of discontinued segment 10,000
Operating expenses and liabilities paid by and accrued to stockholders 0 261,508
Change in assets and liabilities  (Increase) decrease in accounts receivable
(154,744)(127,116)
        (Increase) decrease in inventories      (995,121)       175,515
        (Increase) decrease in prepaid expenses 10,783  (7,756)
(Increase) decrease in net operating assets of discontinued segment (1,132,477)
       (Increase) decrease in deferred acquisition costs       0       (43,717)
     Increase (decrease) in accounts payable & accrued expenses 371,245 28,611
     Increase (decrease) in payroll taxes payable       25,911  12,397
Increase (decrease) in accrued financing charges payable        0  227,500
                                Total adjustments       (1,578,797)     649,139
           Net cash used in operating activities   (3,359,469)     31,745

Cash flows from investing activities:   Acquisition costs  (195,443)(55,670)
     Capital expenditures       (316,375)       (61,245)
     Proceeds from sale of property and equipment       12,435  30,643
     Loans to stockholders      (112,123)       0
     Principal payments from note receivable    4,225   181
     Investment  (1,000,000)                 0
              Net cash used in investing activities   (1,607,281)     (86,091)

Cash flows from financing activities:
     Principal payments under loan agreements   (314,633)       (32,200)
     Proceeds from financing agreements 0       139,000
    Principal payments under capital lease obligations (26,104)        (11,063)
     Proceeds from stockholder loans    0       15,500
     Proceeds from issuance of capital stock and options        31,499  103,555
Net cash provided by (used in) financing activities     (309,238)       214,792

Net (decrease) increase in cash (5,275,988)     160,446

Cash at beginning of period     6,120,164                    0

Cash at end of period   $    844,176    $    160,446


ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996
(unaudited)



Note 1.  Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any quarter or for the full year. These statements should be read in connection with the financial statements of Antares Resources Corporation and notes thereto included in the Antares Resources Corporation Company's (the Company) Annual Report on Form 10KSB for the year ended September 30, 1995 and the Company's Proxy Statement dated January 26, 1996.

Note 2.  History and business activity

The Company was incorporated in the State of New York on November 19, 1958, and had several name changes reflecting its prior business operations until December 20, 1983, at which time the Company changed its name to Antares Resources Corporation. Prior to the business combination which took place January 1,1995, the Company had not conducted any material business operation since 1984. Antares Resources Corporation is a publicly held company whose stock is listed on the NASDAQ Small Cap Market.

The Company has three operating subsidiaries. Empire Energy, Inc. is engaged in the buying and selling of pine wood by-products used as fuel in the firing boilers of paper mills. Caribbean Breeze International, Inc. is engaged in the design, production and sale of sun and skin care products. Southern Trailers Manufacturing, Inc. manufactures and sells utility, cargo and horse trailers. A fourth subsidiary, Cherokee Sun Corp. (a development stage company) has made arrangements to enter the kitty litter production business as a supplier of the raw material, montmorillionite clay ( fuller's earth) in bulk form or as finished product which has been processed and packaged with private labels. A fifth subsidiary, Multi-Source Labs, Inc. acquired the rights to produce and distribute a drink-holding adapter, "The Beverage Brat", and assigned those rights to Caribbean Breeze International, Inc. Sales began in the second quarter.

Note 3.  Business Combinations

On January 1, 1995, the company acquired the assets of Empire Energy, Inc. ("Old Empire"), and its affiliated Caribbean Breeze International, Inc. ("Old Caribbean") and Cherokee Sun Corp. ("Old Cherokee"), in exchange for 1,000,000 shares of its .001 par value common stock, 100,000 shares of $10 convertible preferred stock and $600,000 of 12% subordinate notes. In addition, Antares Resources Corporation assumed certain liabilities of Old Empire, Old Caribbean and Old Cherokee. The acquisition was accounted for as a purchase.

The acquisition included on the ongoing business, all tangible assets and intangible assets including contract rights, customer lists, product formulas and the agreement of certain shareholders not to compete with the business.

Note 4.  Discontinued Operations

Effective June 30, 1996, the Company adopted a formal plan to dispose of its Caribbean Breeze International sun and skin-care products business. The Company is currently negotiating the terms of a proposed sale of the business.
 Under the proposed terms, the sale would be effective July 1, 1996. The sale will also include the assets of Multi-Source Labs, Inc. Multi-Source Labs, Inc. has had no operations.

The results of the Caribbean Breeze International business have been reported separately as discontinued operations in the consolidated statements of operations. Consolidated financial statements for prior comparative periods have been restated to present the Caribbean Breeze business as a discontinued operation.

Net sales of Caribbean Breeze International, Inc. were $1,021,814 for the nine-month period ended June 30, 1996 and $720,476 for the period form January 1, 1995 (date of acquisition) through June 30, 1995. Such amounts are not included in net sales in the accompanying consolidated statements of operations.

Assets and liabilities of Caribbean Breeze International and Multi-Source Labs to be disposed of consisted of the following:

                   June 30, 1996                   September 30, 1995

Accounts receivable                                  $   387,301           $  -
Inventories                                           950,430    397,191
Other current assets                                  51,953  6,095
Property & Equipment, net                             156,162     112,535
Intangible assets, net                                310,000     285,000
Liabilities                                           (81,367)    (50,568)

Net assets of discontinued segment                  $1,774,479   $750,253

The net assets of the discontinued segment have been classified as a non-current asset in the accompanying consolidated balance sheet.

Under the terms of the proposed sale, the Company will sell the net assets of the discontinued segment for a note which would bear interest at prime plus 3/4% and would mature in August 1998. The note will be collateralized by the assets of the Caribbean Breeze International business and by common stock of Antares Resources Corporation having a value equal to the amount of the note receivable.

Note 5.  Stock Split

The Board of Directors declared a two-for-one forward split of the Company's common stock, effective for stockholders of record on January 5, 1996. The share distribution date was January 31, 1996.

Note 6.  Legal Proceedings

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

On April 15, 1996 the judgement against David Capps by a third party was satisfied thereby releasing any lien on certain shares of Caribbean Breeze, Inc. a predecessor to the Company's subsidiary Caribbean Breeze International, Inc.

Note 6.  Commitments

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

During the quarter ended June 30, 1996, the contract was terminated and the deposit was refunded with interest.

Salary and Capital Resources
The Company continues to finance its operations primarily from the capital infusion received in July of 1995. Accounts Receivable increased to $214,616 at June 30, 1996 from $69,872 at June 30, 1995. This increase came from increased sales in Southern Trailers Manufacturing. Inventory was $1,107,002 at June 30, 1996 versus $0.00 at June 30, 1995. Again, Southern Trailers Manufacturing added additional inventory to support sales growth.

Trends

Sales for the Company continue to increase with sales for the nine months ended June 30, 1996 at $1,046,149 as compared to the $435,067 of sales produced at the September 30, 1995 fiscal year end (9 months of operations), a 140% increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements and related notes.

Overview

Antares Resources is a holding company that conducts its operations through its three operating subsidiaries, Caribbean Breeze International, Inc. (CBI), Empire Energy, Inc. (EEI) and Southern Trailers Manufacturing, Inc.(STM). Cherokee Sun Corporation (CSC) is a development stage subsidiary that is in the process of trying to enter the kitty litter processing business, and Multi-Source Labs is a non-operating subsidiary which holds the rights to all non-suncare products. Effective July 1, 1996, the Company sold Caribbean Breeze International, Inc. and Multi-Source Labs, Inc. to reduce losses and expenses associated with the operation. A full discussion of the sale and effects on Antares Resources Corporation will be presented later in this analysis.

        The principal business of Caribbean Breeze International is the production, marketing and distribution of sun, skin care and sun block products which it sells through a national network of independent distributors and brokers. Empire Energy, Inc. engages in the buying and selling of wood waste products used as fuel primarily by paper mills in Southeastern Georgia and Northeast Florida.. Southern Trailers manufactures and sells horse
trailers, utility trailers and cargo trailers from         its manufacturing
facility in Unadilla, Georgia.

        Cherokee Sun Corporation continues to negotiate with major kitty litter producers for a contract to produce product on a private label basis.

        The following financial information and discussion will cover the consolidated results of the Company's third quarter operations ending June 30, 1996, and the nine months ending June 30, 1996. The results will be compared with the operating results for the second quarter and nine months ended June 30, 1995. The nine months ended June 30, 1995 contains operating results for only six months of operations, because the parent company was inactive until
January 1, 1995.  There are no         comparative third quarter figures for
Southern Trailers, because it began operations as a manufacturer of trailers in November of 1995.

Results of Operation

        The following tables sets forth, for periods indicated, the percentage of total revenues represented by certain items included in the Company's Consolidated Statement of Operations. The information will be presented to show Caribbean Breeze International, Inc. as a discontinued operation as if the transaction had occurred September 30, 1995.

EMPIRE ENERGY, INC.

3 Months Ended 6/30/96 3 Months Ended 6/30/95  9 Months Ended 6/30/96  9
Months Ended 6/30/95*
1996 _%_  1995 ___%_ 1996  ___%___ 1995  ___%___  Sales:
Alternative Fuel 238,768 100.00% 323,787 74.42% 791,608 100.00% 706,813 71.63%
Waste Disposal      - 0 -   111,280 25.58%  - 0 -__ 279,914 28.37%
Total Sales 238,768 100.00% 435,067  100.00%   791,608  100.00%  986,727 100.00%
Cost of Sales   162,976 68.26% 270,137 62.09% 505,885 63.91% 638,277 64.69%
Gross Profit 75,792 31.74% 164,930 37.91% 285,723 36.09% 348,450 35.31%
Selling Expenses  - 0 -  - 0 -  - 0 -  - 0 -  - 0 -   - 0 -   - 0 -   - 0 -
General & Admn. 53,710 22.49% 139,324 32.02% 212,707 26.87% 231,588 23.47%
</table?
*  Represents six months of operations

Revenues

Revenues for Empire Energy, Inc. were $238,767 for the quarter ended  June 30,
1996, versus $435,067 for the quarter ended June 30, 1995. Included in the $435,067 of sales was $111,280 from the sale of corregated waste product, which was discontinued in October of 1995. Empire Energy, Inc. operates under verbal agreements with paper mills in the South Georgia, North Florida market, and these agreements set the selling price of bark. Due to a shortage of bark available for sale by Empire Energy, Inc., sales for comparative product were down by $85,020 for the quarter ended June 30, 1996, however, Empire Energy, Inc. has generated new agreements that will increase revenues starting in July of 1996.

Cost of Sales

        Cost of Sales for Empire Energy, Inc. were up for the quarter ended
June 30, 1996, 68.20% versus 62.09% for the quarter ended June 30, 1995. The shrinking margin reflects the results of an under-supply of bark on the market available for sale by Empire Energy, Inc.

Selling General and Administrative

        Selling General and Administrative expenses for the 3 months ended
June 30, 1996 were $53,710 versus $139,324 for the quarter ended June 30,
1995. This reduction came from a reduction in salaries and a reduction in the number of workers, and a reallocation of corporate overhead from Empire
Energy, Inc. to other operating subsidiaries.


SOUTHERN TRAILERS MANUFACTURING , INC.

  3 Months Ended 6/30/96   9 Months Ended 6/30/96**
  1996       ___%___                     1996                    ___%___
Sales   807,381  100.00%         1,180,333             100.00%
Cost of Sales            776,438            96.17%        1,207,336  102.29%
Gross Profit              30,943              3.83%       (27,003)    (2.29%)
Selling Expenses                  14,106              1.75%   19,439   1.65%
Gen/Admn. Exp.            89,528            11.09%    332,879    28.20%

**Represents seven and one-half months of operation

Revenues

        Revenues for the quarter ended June 30, 1996 were $807,380. Southern Trailers Manufacturing was not owned by Antares Resources Corporation in June 30, 1995: however, revenues were up by $470,931 over the quarter ended March 31, 1996. The plant is now fully operational and the ability to produce the trailers in a timely manner was very positive in assisting the sales increase.

Cost of Sales
        Cost of sales for Southern Trailer Manufacturing, Inc. were 96.17%, which was down 21.85% form 118.02% in the quarter ended March 31, 1996. This decrease was due to better purchasing of manufacturing materials and a higher selling price on the trailers. The Company's goal is to bring this percentage down to 75%, and to help reach this goal, selling prices were increased 5% and the labor force was reduced by 10%.

Selling, General and Administrative Expenses

        Selling, General and Administrative Expenses for the quarter ended June 30, 1996 were $103,634 versus $172,153 for the quarter ended March 31, 1996. This decrease came from reduction of the labor force and a reallocation of some expenses to manufacturing overhead.

Profit/Loss
        The quarter ended June 30, 1996, showed a net loss of $766,876, which included a loss from the discontinued operation of Caribbean Breeze International, Inc. of $521,164. The loss from continuing operations was $245,712 versus a loss of 240,663 for the same quarter of 1995. The Parent Company's expenses were up due to the addition of several employees since the June 30, 1995 date.

Interest

        Interest income was from investing excess funds and income on the Preferred Stock investment. Interest expense was on subordinate debt.

Liquidity and Capital Resources
        The Company continues to finance its operations primarily from the capital infusion received in July of 1995. Accounts Receivable increased to $214,616 at June 30, 1996 from $69,872 at June 30, 1995. This increase came from increased sales in Southern Trailers Manufacturing. Inventory was $1,107,002 at June 30, 1996 versus $0.00 at June 30, 1995. Again, Southern Trailers Manufacturing added additional inventory to support sales growth.

Trends
        Sales for the Company continue to increase with sales for the nine months ended June 30, 1996 at $1,046,149 as compared to the $435,067 of sales produced at the September 30, 1995 fiscal year end (9 months of operations), a 140% increase.

Disposition of Caribbean Breeze International, Inc.

        DISCONTINUED OPERATIONS - Effective June 30, 1996, the Company adopted a formal plan to dispose of its Caribbean Breeze International sun and skin-care products business. The Company is currently negotiating the terms of a proposed sale of the business. Under the proposed terms, the sale would be effective July 1, 1996. The sale will also include the assets of Multi-Source Labs, Inc. Multi-Source Labs, Inc. has had no operations.

        The results of the Caribbean Breeze International business have been reported separately as discontinued operations in the consolidated statements of operations. Consolidated financial statements for prior comparative periods have been restated to present the Caribbean Breeze business as a discontinued operation.

        Net sales of Caribbean Breeze International, Inc. were $1,021,814 for the nine-month period ended June 30, 1996 and $720,476 for the period from January 1, 1995 (date of acquisition) through June 30, 1995. Such amounts are not included in net sales in the accompanying consolidated statements of operations.

        Assets and liabilities of Caribbean Breeze International and
Multi-Source Labs to be disposed of consisted of the following:
                                June 30, 1996        September 30, 1995

Accounts Receivable             $   387,301                  $       - 0 -
Inventories                          950,430                 397,191
Other Current Assets                   51,953               6,095
Property & Equipment, Net            156,162                        112,535
Intangible Assets, Net               310,000                    285,000
Liabilities                           (81,367)             __(50,568)__
Net Assets of
Discontinued Segment            $1,774,479               $         750,253

The net assets of the discontinued segment have been classified as a non-current asset in the accompanying consolidated balance sheet.

        Under the terms of the proposed sale, the Company will sell the net assets of the discontinued segment for a note which would bear interest at prime plus 3/4% and would mature in August 1998. The note will be collateralized by the assets of the Caribbean Breeze International business and by common stock of Antares Resources Corporation having a value equal to the amount of the note receivable. The stock will be re-valued and adjusted
each quarter.  The sale will be to David Capps         (President of
Caribbean Breeze International) and his employment contract with Antares Resources Corporation will be terminated and he will resign as a Director of the Parent Company.

Inflation

The Company does not believe that inflation had a material effect on the results of operations for the three months or nine months ended June 30, 1996.

Forward-looking Statements

                This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be deemed to include the Company's plans to identify emerging trends and industries, expand the range of services it offers; increase the number of its
company clients.   Actual results could differ from those projected in any
forward-looking statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                        ANTARES RESOURCES CORPORATION
                                                (Registrant)


                                        By:/s/William W. Perry, III

                                                William W. Perry, III
                                          President and Chief Executive Officer
                                                (Duly Authorized Officer)




Dated: August 20, 1996