Form 10KSB
period 1996-09-30
ANTARES RESOURCES CORP
filed 1996-12-20
CIK 65202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 1996

                   Commission File No. 0-3926

                   ANTARES RESOURCES CORPORATION
     (Exact name of registrant as specified in its charter)

            New York                          13-1950459
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)

         2345 Friendly Road, Fernandina Beach, FL 32034
      (Address of Principal Executive Offices - Zip Code)

100 Quentin Roosevelt Blvd., Su. 202, Garden City, New York 11530
                 (Former address of Registrant)

Registrant's telephone number including area code (904) 261-8607

Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to 12(g) of the Act:

Common Stock, par value $.001
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

The issuer's revenues for its most recent fiscal year were $3,342,060.

The aggregate market value of voting stock held by non-affiliates based upon the closing NASDAQ sale price on December 17, 1996, was $3,827,204.

Number of shares outstanding on December 11, 1996 was 24,253,972
Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

     The Company was incorporated on November 19, 1958, pursuant to the laws of the State of New York under the name "Brooklyn Strand Lanes, Inc." On April 12, 1961, the Company's name was changed to "Met Sports Centers, Inc.," and on December 20, 1982, its name was changed to Antares Resources Corporation. From 1974 through December 31, 1994, the Company was a "shell" company, engaged in no operations other than seeking out a business opportunity to acquire.

Empire Acquisition

     On December 14, 1994, effective January 1, 1995, the Company acquired, through three (3) newly organized wholly owned subsidiaries (EEI, CBI and CSC), all of the assets and business subject to certain liabilities of Empire Energy, Inc. ("Empire"), including Empire's affiliated subsidiaries, Caribbean Breeze International, Inc. and Cherokee Sun Corp. In consideration therefor, the Company issued 250,000 shares of its "restricted" Common Stock and 100,000 shares of its Series A $10 Convertible Preferred Stock to the former shareholders of Empire. These Convertible Preferred Shares are convertible into an aggregate of 4,000,000 shares of the Company's "restricted" Common Stock. The total amount of liabilities assumed by the Company was approximately $850,000. Upon effectiveness of this transaction, Empire Energy, Inc., Caribbean Breeze International, Inc. and Cherokee Sun Corp. were dissolved by operation of law. Simultaneous therewith, the Company formed EEI, CBI and CSC. The acquisition of these assets by the Company was intended to qualify as a reorganization within the meaning of 368 of the Internal Revenue Code of 1986, as amended.

     Additionally, the Company issued to two of the Empire shareholders, two subordinated promissory notes in the aggregate principal amount of $600,000 ($300,000 per note), with interest accruing on both notes at the rate of 12% per annum. Pursuant to the terms of these notes, as amended, the Company became obligated to tender interest payments on a quarterly basis, commencing June 30, 1995. The Company is current on all interest payments as of the date of this report. An aggregate principal payment of $300,000 was paid in March 1996. The remaining principal balance of $300,000 is to be paid in 18 equal monthly installments commencing 90 days after the payment of the initial obligation under the Notes.

     As a result of this transaction, the Company changed certain operations relative to the management of these various business, including production, distribution and marketing of products. The Company headquarters and daily operations are conducted out of its location in Northern Florida.

     Upon the effectiveness of this acquisition, the Company commenced its operations through two of its three then existing wholly owned subsidiary companies, EEI and CBI. In August 1996, after the Company incurred significant losses from its operations with no immediate opportunity to turn this business around, CBI was subsequently sold to an affiliate of the Company. See "Sale of CBI" hereinbelow.

     EEI is engaged in the buying and selling of pine wood by-products used as fuel in the firing boilers of paper mills. During the fiscal year ended September 30, 1995, it was also engaged in the transportation and disposal of waste corrugated cardboard residue. However, in October 1995, EEI lost its principal supplier of waste corrugated cardboard residue, Container Corporation of America, Inc. ("CCA"). During the fiscal year ended September 30, 1996 and consistent with disclosure previously included in the Company's prior reports, EEI has been able to maintain profits derived from its operations despite this loss by reducing costs of operations applicable to EEI. See "Item 6, Management's Discussion and Results of Operation" and "Item 7 - s."

     During the fiscal year ended September 30, 1996, three of EEI's customers accounted for approximately 88% of EEI's revenues generated from the sale of pine bark and related products, including Gilman Paper Co., St. Mary's Georgia (58%), Jefferson Smurfit Corp., Jacksonville, FL (16%) and ITT Rayonier, Inc., Fernandina Beach, FL (14%). During EEI's prior two fiscal years, four customers accounted for approximately 94% of EEI's revenues generated from the sale of pine bark and related products, including Gilman Paper Co., St Mary's, Georgia (47%), Stone Container Corp. "Seminole Kraft" of Jacksonville, Florida (21%), Jefferson Smurfit Co., Jacksonville, Florida (15%) and ITT Rayonier, Inc., Fernandina Beach, Florida (11%).

     In the event the proposed Kina transaction described hereinbelow is not successfully consummated, management is exploring plans to expand EEI's business by looking at wood pellets, wood chips and other areas of the wood waste products industry.

Southern Trailers Acquisition

     In October 1995, the Company formed Southern Trailers Manufacturing, Inc. ("STM") as another wholly owned subsidiary company. On November 14, 1995, STM acquired the assets of a company which acted as a distributor of trailers principally used for the transportation of horses and as utility trailers. Consideration for this purchase consisted of $190,000 in cash and

24,616 shares of the Company's Common Stock (valued at $200,000). The assets acquired consisted of the ongoing business, all tangible and intangible assets and covenants not to compete. In conjunction with this acquisition, STM entered into a ten-year management agreement which provides for annual compensation payments of $85,000, plus 3.5% of pre-tax profits if they meet or exceed $600,000 and 7% of such profits in excess of $600,000. In addition, the manager is entitled to as much as $500,000 of stock bonus compensation if pre-tax profits exceed specified sums. STM also entered into a ten year employment agreement with one other individual. The contracts provide for combined annual base salaries of $75,000 and additional compensation based upon performance.

     After concluding this acquisition, management elected to convert STM from a distributor of other manufacturer's trailers into a mass manufacturer of quality horse, utility and cargo trailers. STM executed a lease/purchase agreement on a 40,000 square foot warehouse facility in Unadilla, Georgia and has upgraded this building with an overhead crane system and state of the art paint booth, expending approximately $100,000 to establish this manufacturing facility and $1,300,000 for purposes of purchasing inventory and working capital. This facility went on-line as a full manufacturer on March 1, 1996, and currently has the capacity to manufacture between 25 to 50 trailers per month, which management believes is presently sufficient to meet existing orders. In the event the Company receives additional orders, management will establish a second shift to increase production to meet such demand. STM also maintains executive office space in Perry, Georgia.

     STM's trailers are sold on a retail basis through a several state marketing area. It is anticipated that STM will retain four or five independent wholesale distributors to assist marketing efforts once full production is achieved. Additionally, the Company attends horse shows and trade shows in the tri-state area (Florida, Georgia and Alabama) to showcase its trailers and generate new orders.

     During the fiscal year ended September 30, 1996, STM incurred losses from operations of approximately $997,267, from revenues of $1,021,814. Management believes that during the fiscal year ending September 30, 1997, that STM will being generating profits from operations due primarily to management's increased knowledge of the trailer business and elimination of an aggregate of approximately $193,422 in one time costs associated with both the acquisition of the assets referenced hereinabove, as well as the expenditure of funds necessary to convert STM's operations into a full fledged manufacturing facility. However, there can be no assurances that STM will be profitable during the next fiscal year, or at all in the future.

Proposed Kina Transaction

     During the Company's most recent fiscal quarter management was approached by independent entities to ascertain whether the Company would be interested in undertaking a share exchange with a significant Chinese beer brewing company. After taking into account the Company's existing financial condition, it's prospects for the future and its obligation to provide the Company's shareholders with as great a return on their respective investments in the Company, management agreed to execute a letter agreement with United Kina Brewing Group, Limited ("Kina"), a privately held Bermuda corporation, whereby the Company agreed in principle to acquire all of the issued and outstanding shares of Kina in exchange for issuance by the Company of previously unissued "restricted" common stock. This letter agreement was effective August 30, 1996. The relevant terms of the proposed transaction required the Company to (i) undertake a "reverse split" of its common stock, whereby 1 share of common stock will be issued in exchange for ten (10) shares of common stock; and (ii) issue to the Kina shareholders an aggregate of 33,500,000 "restricted" common shares (post split), representing approximately 93% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of Kina. Additional nominal shares were to be issued to unrelated parties in consideration for finder fees arising from the relevant transaction.

     The proposed share exchange was initially subject to satisfaction of certain conditions, including among other matters completion of due diligence activities, the approval of the transaction by all of the Kina shareholders and closing of a $5 million proposed private placement of the Company's securities. Relevant thereto, a definitive Agreement and Plan of Reorganization, as amended, between the Company and Kina was executed by both parties, which agreement included the condition of the closing of the proposed private offering. However, as of the date of this report, the closing of the proposed private financing has not occurred and effective December 6, 1996, no contractual obligation existed between the Company and Kina. Subsequently, management of the two companies have continued discussions and based upon these conversations, it is anticipated that Kina will elect to waive this condition and the proposed transaction is expected to close shortly after the filing of this report, consistent with the terms described hereinabove, with the exception that the private financing will no longer be a condition to closing. However, there can be no assurances that this will occur. When and if the transaction with Kina is consummated, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of Kina.

     Kina is a holding company which includes 7 joint ventures, each of which is a brewing company and is engaged in the manufacturing, distributing and marketing of beer in the People's Republic of China. On an unaudited basis and prepared in accordance with International Accounting Standards (and assuming a conversion ratio of 8.3 RMB to $1 US), Kina has approximately $164 million in total assets and $90 million in net assets. During its fiscal year ended December 31, 1995, it had gross revenues of approximately $94 million and generated profits of approximately $6.6 million.

     Further, originally, simultaneous with the Closing of the transaction with Kina, the Company intended to assign all of its assets and liabilities, including its subsidiary companies, Empire Energy, Inc., Southern Trailers Manufacturing, Inc. and Cherokee Sun Corporation to existing management in exchange for redemption of a significant portion of their respective common stock in the Company. However, based upon ongoing negotiations between the Company and Kina, if this does occur it is not anticipated that such a "roll out" will take place until after the Kina transaction is consummated. If this "roll out" does occur, management will be cancelling an additional portion of their shares in exchange for an assumption of liabilities and assignment of nominal assets of the Company.

Discontinuation of CSC Operations

     CSC is a development stage Florida corporation which intended to commence processing, bagging and marketing of cat litter (fuller's earth) at a processing plant which the Company proposed to build in Clinchfield, Georgia. In February, 1995, CSC entered into a contract with Medusa Corporation ("Medusa"), (NYSE Symbol:
MSA), a Cleveland, Ohio based producer of grey portland cement and the fourth largest domestically owned cement company in the United States, to lease land in order to construct and operate this processing and bagging operation of fuller's earth (cat litter) and to receive from Medusa a continuous supply of raw material from Medusa's cement quarry.

     Subsequent to February 1995, CSC had extensive negotiations with various parties in order to develop its cat litter processing and bagging facility. Relevant thereto, in August, 1995, the Company received a financing proposal from Heller Financial, Inc., providing for up to a $9,000,000 (+/- 10%) Senior Secured Construction and Term Loan (the "Loan"), subject to standard due diligence. The Loan would provide approximately 80% of the project's capital costs, including accrued interest during the construction phase and all closing costs, with the balance funded by the Company. The proposed interest rate is 1.5% over the prime rate, as established by the First National Bank of Chicago, Chicago, Illinois, for 70% of the Loan, capitalized monthly during construction, compounded monthly and payable quarterly commencing 6 months after commercial operations commence.

     This proposed financing was contingent upon numerous factors, including standard due diligence, as well as the Company obtaining a contract with an unaffiliated company for the Company to purchase a minimum amount of cat litter for at least a 10 year term, with established minimum pricing, which condition has been met by the Company as a result of the Medusa agreement described above. As an additional condition, the loan commitment was also dependent upon the Company obtaining a contract with a major consumer products seller of cat litter for the sale of the plant's output, requiring a minimum term of 10 years, minimum annual purchase volumes (approximately 100,000 tons per year of cat litter) and minimum pricing. During the fiscal year ended September 30, 1996 management continues to have discussions with various prospective purchasers of cat litter, to no avail. Management has been unable to reach acceptable terms with any independent cat litter purchaser so as to satisfy the requirements included in the Heller financing proposal described hereinabove. As a result, in September 1996, management notified both Medusa and Heller of the Company's inability to proceed and the Medusa contract was cancelled.

     As a result of the aforesaid discussion, it is extremely doubtful that the Company will become involved in the production of cat litter in the future. This unexpected development, together with the Company's inability to generate profits from the business of CBI, has had a significant negative impact on the Company's future business opportunities. When the Kina transaction was presented to management, it was therefore management's decision to proceed with the prospective Kina transaction in order to provide the Company's shareholders with a greater opportunity to generate profits for the Company and liquidity for the Company's shareholders.

Financing Activities

     In June, 1995, the Company successfully consummated a private financing with Tarlton Company, Ltd., a Cayman Island corporation ("Tarlton"), wherein Tarlton exercised options to purchase 4,000,000 shares of the Company's Common Stock for an aggregate price of $7 million ($1.75 per share). Tarlton had paid an aggregate of $100,000 to the Company in consideration for issuance of the relevant options. The funds derived from issuance and exercise of the Tarlton options have allowed the Company to implement its business plan described herein. The Company also issued an aggregate of 750,000 shares of its common stock to Tarlton as consideration for certain financial consulting services provided to the Company by Tarlton. These options and the applicable Consulting Agreement were authorized by the Company's Board of Directors on May 31, 1995. See "Item 6, Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources."

     Also since June 30, 1995, the Company sold an aggregate of 135,000 additional shares of its Series B 9% Convertible Preferred Stock to four accredited investors for aggregate consideration of $337,500. During the fiscal year ended September 30, 1996, one of these investors elected to convert their Preferred Stock to shares of the Company's common stock.

Other Matters

     On October 16, 1995, Multi-Source Labs, Inc., ("MSL"), a wholly owned subsidiary of the Company, contracted to become the exclusive licensee to manufacture and market a beverage cup holder designed for use in autos, trucks, recreational vehicles and boats using the tradename "The Beverage Brat". Consideration for the license consisted of a payment of $15,000, plus 3,077 shares of the Company's common stock (valued at $25,000). In addition, MSL is obligated to pay a royalty of $0.30 for each unit manufactured.
The license fee is for a 10 year period and is automatically renewed for additional 10 year periods, except if either of the parties gives written notice of intent to terminate at least six months prior to the end of any term. However, all of the Company's interest in MSL and the "Beverage Brat" were subsequently sold and assigned as part of the sale of CBI discussed hereinbelow. See "Sale of CBI", below.

     Effective June 20, 1996, Marie Stubbs tendered her resignation as a director of the Company. Relevant thereto, the Board of Directors of the Company appointed Michael J. DeMayo as a director of the Company pursuant to the applicable provisions of the Company's Bylaws. Mr. DeMayo shall hold his respective office until the next annual meeting of the Company's shareholders, or his resignation, removal or death, whichever comes first. The reason for Ms. Stubbs resignation was personal and there was no disagreement between Ms. Stubbs and the Company concerning any matter relating to the Company's operations, policies or practices.

     Effective June 25, 1996, the Company entered into a letter of intent with Weststar Environmental, Inc., Starke, Florida ("Weststar") and B&B Septic and Environmental Services, Inc., Deland, Florida, ("B&B")(Weststar and B&B hereinafter jointly referred to as "Weststar"), whereby the Company agreed in principle to acquire all of the issued and outstanding shares of both of said companies in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction required the Company to (i) issue an aggregate of 1,150,000 shares of previously unissued common stock in exchange for all of the issued and outstanding shares of Weststar; (ii) upon closing of the proposed transaction, to inject an aggregate of up to $800,000 into Weststar for purposes of repayment of debt and expansion. The maximum liabilities to be assumed by the Company pursuant to the terms of the letter of intent were not to exceed $700,000. This proposed transaction did not close during the fiscal year ended September 30, 1996 and if the proposed transaction with Kina is successfully consummated, the proposed transaction with Weststar will be terminated. If the Kina transaction is not consummated, it is anticipated that management of both the Company and Weststar will reopen negotiations to attempt to reach an agreement wherein the Company will acquire Weststar under different terms and conditions to those described hereinabove, but acceptable to both companies. However, there can be no assurances that this will occur.

     Between December 1994 and June 1995, the Company undertook two
(2) separate reverse stock splits of its issued and outstanding common stock, including a reverse stock split in December 1994, whereby one (1) share of Common Stock was exchanged for fifty (50) shares of Common Stock and another reverse stock split in June 1995, whereby one (1) share of Common Stock was exchanged for four
(4) shares of Common Stock. Thereafter, in December 1995, the Board of Directors declared a two-for-one forward split of the Company's common stock, effective for stockholders of record on January 5, 1996. All references in this report to the Company's Common Stock and all per share amounts have been adjusted to give effect to all stock splits, unless otherwise indicated.

     As part of the Empire acquisition, the Company acquired two residential homes in Jacksonville, Florida. Empire, et al. had owned other homes prior to the Empire Acquisition which it had sold to HUD at a profit. It was anticipated at the time of the Empire Acquisition that these two additional homes would be sold to HUD as well. However, subsequent to the Empire Acquisition, HUD changed its internal policies by eliminating its acquisition program due to lack of available funds. Further, the Company was unable to maintain insurance coverage for these properties, as they were unoccupied and located in an indigent area. As a result, in April 1995 the Company elected to dispose of these homes, incurring a loss of an aggregate of $58,644 on these sales.

     On November 1, 1995, the Company invested $1,000,000 to purchase 400,000 shares of 6% participating convertible preferred stock of a company which is engaged in the purchase and lease back of model homes with a major real estate developer. Each preferred share may be converted into one share of common stock. Messrs. Weiss and Wilson are directors and Ms. Schlapkohl and Kushay are officers and directors of the company in which this investment was made.

Employees

     The Company and its subsidiaries presently have an aggregate of 66 full-time employees functioning in the capacities of sales, marketing, administration, manufacturing and management. There are 3 people employed directly by the parent company, 60 people employed by STM and 3 people employed by EEI. None of the Company's employees are members of any union. Management believes that its relationship with its employees is excellent.

Competition

     Other than several small independent dealers, management of EEI is unaware of any other entity that is engaged in EEI's business within its geographic sphere of influence.

     STM competes with both publicly and privately held companies in the trailer manufacturing business. There are numerous other entities engaged in the trailer manufacturing industry who have greater resources, both financial and otherwise, than the resources presently available to STM, including Featherlite, Inc., which is the largest publicly held competitor, with over $60 million in annual revenues. As of the date of this report, STM is not considered a major factor in the trailer manufacturing business.

Trademarks

     The Company does not utilize any other trademarks or patent rights in its business.

Government Regulations

     The Company is not subject to any extraordinary governmental regulations relating to its businesses. Management believes that the Company is in substantial compliance with all applicable federal state and local governmental regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal place of business is located at 2345 Friendly Road, Fernandina Beach, Florida 32034, which consists of office and warehouse space. This space consists of approximately 1,500 square feet of office space and common area, including 2 offices and a conference room. These premises are leased pursuant to an oral agreement on a year-to-year basis at a monthly rate of $568. EEI and CBI's predecessor companies, Empire and Caribbean, had been located at this location for six years prior to the Empire acquisition.

     During the fiscal year ended September 30, 1996, the Company was also obligated to pay for warehouse space located on the premises of Cosmetic Concepts, Inc., Miami, Florida, one of the principal manufacturer's of CBI's products, which space was utilized for storage of CBI's inventory. Monthly rental payments of $2,700 for approximately 6,000 square feet of warehouse space is required pursuant to an oral agreement between the parties. This obligation ceased in August 1996 when CBI was sold.

     As part of the acquisition of the trailer manufacturing business, the Company leases 1,500 square feet of office space and approximately 8,500 square feet of manufacturing and warehouse space at the rate of $2,000 per month located in Perry, Georgia, pursuant to a 3 year lease agreement. Additionally, the principal manufacturing facility constructed by the Company subsequent to this acquisition consists of a 42,000 square foot warehouse in Unadilla, Georgia, leased from the Development Authority under a 40 month primary term at the rate of $5,000 per month. The lease contains a purchase option under which $750 per month of the rental payments would apply towards the purchase price of $500,000.

     The Company also leases, with an option to purchase, a 190 acre tract of land, known as Page's Dairy Property, in Nassau County, Florida, which was acquired as part of the assets included in the Empire acquisition. The lease/option agreement provides for monthly lease payments of $5,000, all of which is applied to the purchase price of $721,000 and may be exercised by the Company once the aggregate amount of lease payments tendered to the lessor equals $710,000, but no later than December 31, 2004. The Company has the right to prepay the lease payments due, if it desires to exercise its right to purchase prior to reaching the aforesaid $710,000 threshold. This lease option agreement is effective until February 28, 2005. The Company tendered all applicable payments hereto during the fiscal year ended September 30, 1995.

     Page's Dairy property is located near Amelia Island, a resort community and adjacent to a 60 acre tract owned by the Ocean Highway and Port Authority, Nassau County, Florida, which is in the process of installing roads, water and sewer, which will also be made available to the Company's property. Relevant thereto, on March 22, 1995, the Ocean Highway and Port Authority publicly announced that it was opening the Fernandina International Tradeplex on this adjacent property, advising further that said project was on line and moving forward. While management has no immediate plan to develop this property, the Company is seeking a joint venture partner to develop the property and offer a wide variety of moderately-priced homes that are designed to appeal to the entry-level and first-time move-up buyers. However, there can be no assurances that the Company will undertake any development or other activity on this property in the near future, or at all. During the fiscal year ended September 30, 1995, the Company spent approximately $4,250 improving this property, which improvements consisted of general maintenance and landscaping activities.

     In April 1996, the Company entered into a Contract of Sale to purchase approximately 1,300 acres of undeveloped real estate in Mt. Pleasant, South Carolina, from the Dunes West Joint Venture, a subsidiary of Georgia Pacific Corporation. The purchase price of this property was $5 million and the Company placed $250,000 into a fully refundable escrow account. The Company did not have sufficient funds to purchase or develop this property for its own account, nor was the Company able to obtain any commitment from any financing institution, investment banking firm or other entity to provide the funding necessary to consummate this acquisition and develop the property. As a result, the contract was terminated and all escrowed funds were returned to the Company, without any deduction.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company (or any of its officers and directors in their capacities as such) is a party or to which the property of the Company is subject and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal year ended September 30, 1996, the Company held its annual meeting of shareholders on March 7, 1996 in Boca Raton, Florida. At the meeting directors were elected, Horton & Company, LLC. was appointed as the Company's independent certified public accountants for the fiscal year ending September 30, 1996 and shareholders approved a new Stock Plan. See Item 9, below.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Market Information.

     The following table sets forth the range of high and low bid prices as reported on Nasdaq during the periods commencing June 20, 1995 (the date the Company's Common Stock commenced trading on Nasdaq), as well as on the OTC Bulletin Board operated by the NASD, where the Company's Common Stock traded prior to listing on Nasdaq beginning in June, 1994. On December 17, 1996, the last reported sales price on Nasdaq was $0.19 bid, $0.22 asked.

                                                Bid Price

     Quarter Ended                           High        Low
     _________________________________       _____      _____
     Post 1 for 50 Reverse Stock Split
          December 1994                      $5.00      $3.50
          March 1995                         $5.00      $1.00

     Post 1 for 4 Reverse Stock Split
          June 1995                          $6.00      $3.50
          September 1995                     $8.38      $4.00



    Quarter Ended                            High        Low
    __________________________________       _____      _____

    Post 2 for 1 Forward Split
          December 1995                      $9.13      $6.13
          March 1996                         $8.25      $1.63
          June 1996                          $4.63      $1.75
          September 1996                     $3.13      $0.25


Holders

     There were 1,068 shareholders of record as of September 30, 1996. This number does not include beneficial owners holding shares through nominee or "street" names.

Dividends

     With the exception of those dividends payable in accordance with the terms of the Company's Series B Preferred Shares, the Company is not obligated to pay any dividends. The Company has paid no dividends during the past five fiscal years on any class of its issued and outstanding securities, including the Series B Preferred Stock. The dividends to be paid on the Series B Preferred Stock is cumulative. Other than the requirements of the Business Corporation Law of the State of New York that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

     The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. By reason of the Company's present financial condition, the Company does not contemplate or anticipate paying any dividends upon the Common Stock in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company's principal operations consist of the operations acquired with the purchase of the assets of Empire, et. al. effective January 1, 1995, and with the purchase of assets of Southern Trailer Manufacturing, Inc. in November of 1995 and development of its manufacturing capabilities. The Company had not had any operations for many years, until it acquired the assets of EEI, CBI and CSC effective January 1, 1995, as discussed under Item 1, above.

     As of the date of this report, the Company's principal businesses included (i) the purchase and sale of pine bark, wood waste and other related waste materials generated primarily by paper mills located in the southern Georgia and northern Florida regions; and (ii) the manufacturing and sale of trailers principally used as utility trailers or in the transportation of horses.

     The following information is intended to highlight developments in the Company's operations to present a comparison of the results of operations of the Company and its subsidiaries, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's consolidated results of operations for the fiscal years ended September 30, 1996 and 1995.

     Note that all information shown for the operating subsidiaries in the following analyses is for the twelve month period ended September 30, 1996. The current numbers for STM are from the date of acquisition, November 14, 1995. CBI was sold effective June 30, 1996, so its numbers are presented separately as a discontinued operation. Planned operations of CSC were abandoned during the calendar quarter ended September 30, 1996; therefore, it is also presented as a discontinued operation.

Results of Operations

     Comparison of Results of Operations for the fiscal years ended September 30, 1996 and 1995.

     The following tables set forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's audited Consolidated Income Statement contained herein. See "Item 7, Financial Statements."

Antares Resources Corporation (consolidated)
                             Fiscal Year Ended September 30,

                            1995        %         1994*       %
                         __________   ______   __________   ______
Sales  . . . . . . . . . $3,342,060   100.00   $1,428,889   100.00

Cost of Sales  . . . . . $3,395,013   101.58   $  958,013    67.05

Gross Profit . . . . . .   ($52,953)   (1.58)  $  470,876    32.95

Selling, General
  and Administrative . . $1,766,890    52.87   $  743,166    52.01
____________________



* Because Southern Trailer Manufacturing was not acquired until November 14, 1995, numbers are those of Empire Energy, Inc.
     and Antares only.


     The fiscal year ended September 30, 1996, was a year of changes, since the Company sold CBI, purchased STM, and decided against going into the kitty litter business. This decision was made because after eighteen months of meeting with major kitty litter producers, the Company was unable to obtain contracts for enough finished product to make the business feasible. General and Administrative Expenses increased from $743,166 to $1,766,890, an increase of $989,119 (133%). This increase was attributed to the addition of STM as an operating company which increased the number of the Company's employees by 60, the parent company expenses being up from $419,205 to $1,027,034 (145%), which management attributes to the number of increased management and the fact that 1995 was only nine months of operations versus twelve months in 1996. General and administrative costs incurred during the year included professional fees associated with the acquisition and disposition of companies, as well as the costs incurred in maintaining the Company's status as a public company.

     The cost of goods sold for the fiscal year increased significantly as a result of the expansion of STM into a manufacturing entity beginning in November 1995. The plant was not at full capacity until June of 1996, and the purchasing practices and inventory usage suffered from the expansion. Management believes it has solved the problems of inventory control and purchasing by seeking bids on each item used in the process, setting up better cost accounting systems, and raising wholesale and retail prices.

     Management made the decision to dispose of CBI to stop the losses occurring in that segment of the Company, and the Company began looking for an acquisition that would add significant shareholder value (see "Commitments and Contingencies").

     The following tables set forth, for the periods indicated, the percentage of total revenues represented by each of the two wholly owned subsidiary companies of the Company which are presently engaged in operations compared with operations for the comparable twelve month period from the last fiscal year.

Empire Energy, Inc.

                             Twelve Months Ended September 30,

                            1996        %         1995*       %
                         __________   ______   __________   ______
Sales . . . . . . . . .  $1,095,749   100.00   $1,428,889   100.00

Cost of Sales . . . . .  $  688,510    62.84   $  958,013    67.05

Gross Profit  . . . . .  $  407,239    37.16   $  470,876    32.95

Selling, General and
  Administrative  . . .  $  278,578    25.42   $  323,961    22.67

*1995 represents 9 months of operations.



Southern Trailer Manufacturing, Inc.
                        Ten and One-Half Months Ended September 30,

                            1996        %         1995*       %
                         __________   ______   __________   ______
Sales . . . . . . . . .  $2,246,311   100.00      N/A        N/A

Cost of Sales . . . . .  $2,706,503  (120.48)     N/A        N/A

Gross Profit  . . . . . ($  460,192)  (20.48)     N/A        N/A

Selling, General and
  Administrative  . . .  $  486,210    21.64      N/A        N/A

*Assets were acquired and manufacturing operations were begun on November 14, 1995.


     The following analysis is for the combined operations of the operating subsidiaries only.

     Revenues for the twelve months ended September 30, 1996, were $3,342,060 compared to revenues of $1,428,889 for the nine months ended September 30, 1995, an increase of 134%. This increase was solely because STM began operations in the first quarter of the Company's fiscal '96 year. Sales of EEI were down by $333,140 (23.31%) because of the discontinuation of the disposal of cardboard residue; however, the profit margin for Empire Energy, Inc. increased by 1.46%.

     Cost of sales for the year ended September 30, 1996, were $3,395,013 versus $958,013 for the nine months ended September 30, 1995, an increase of 254%. Management believes that the cost of sales were abnormally high due to the start-up of STM. The Company invested $1,447,037 to purchase equipment, supplies and for working capital. Inventory usage and productivity were adversely affected by personnel that were in training and unfamiliar with the operations, as well as inadequate controls on purchasing. The Company has made changes in both inventory control, purchasing, and cost accounting to monitor and control the production process. STM hired an inventory specialist to work in the plant and handle raw materials and STM has put all components out for competitive bids.

     Selling, General and Administrative expenses for operating subsidiaries for the year ended September 30, 1996, were $739,856 versus $323,961 (128%) for the year ended September 30, 1995. The increase came from STM being in operation in 1996 only. EEI decreased expenses by $45,383, or a 14% decrease.

     The following analysis is for the consolidated operations of the Company and its subsidiaries.

     The Company had a loss of $1,733,355 from continuing operations at September 30, 1996, versus a loss of $397,373 (a 336% increase) for the period ended September 30, 1995. The loss for 1995 was for nine months of operations, while the 1996 loss was for twelve months. STM contributed $949,162 to the loss and the parent company expenses added another $930,261 to the loss. EEI had a profit of $146,068 to reduce the loss. The Company earned $158,264 in interest income for the year ended September 30, 1996, and incurred interest expenses of $86,627, versus interest income of $15,806 and interest expenses of $82,245 in the year ended September 30, 1995.

     Losses from discontinued operations were $3,927,261 at September 30, 1996, versus a loss of $734,813 (a 434% increase) at September 30, 1995. This loss came from CBI ($997,267) and CSC ($2,930,000) or a total loss at September 30, 1996 of $5,550,616 versus $1,129,686 for the year ended September 30, 1995 (a 391% increase). CBI's losses came from smaller than anticipated sales. The competitive nature of the industry caused products to be sold at unprofitable margins. The loss in CSC was due to the write-off of the intangible assets associated with the long-term lease with Medusa Cement.

     Intangibles relating to CSC were written off and this reduced assets by $2,930,000. Current maturities of long-term debt related to equipment and vehicles purchased and current portions of subordinated debt ($199,851) represents the amortization of debt owed pursuant to the original EEI acquisition. Accounts payable and accrued expenses increased by $639,634 (467%), which relates to STM and the requirement for a large raw materials inventory to build trailers. Under the equity section, stock subscriptions receivable relate to several employees exercising options granted under the Company's stock option plan. The employees notified the

Company to exercise their options, sell the stock, and give the net proceeds to each employee. At the time of the notice, the options were "in the money"; however, by the time the transfer agent issued the stock certificates, the stock price had dropped and the options were "out of the money." The Company is holding the stock certificates and shows a receivable from the employees. These shares will be cancelled if the Kina transaction referred to in
Item 1 is successfully completed, of which there can be no assurances (see "Commitments and Contingencies").

     EEI had a revenue decrease of $333,140 due to two factors: the discontinuation of waste cardboard residue disposal and a temporary reduction in the supply of bark available for purchase due to a longer than anticipated shut-down of a major supplier. The bark supply increased back to normal in the last quarter ended September 30, 1996. Although revenue was down, a corresponding drop in cost of goods sold caused the profit margin to increase by 1.6%. Management does not anticipate any material change in the operations for the coming year.

     STM incurred a net loss of ($949,162) for the ten and one-half months the company was in business. As previously mentioned, this business had significant start-up expenses and training expenses to convert from a distributor of other manufacturers' trailers to a mass manufacturer of custom horse, cargo and utility trailers. In an effort to make inroads into the market, trailers were sold at a discount or under competitive prices so that the company's name would be recognized. This resulted in a negative gross profit margin of ($460,192). The company has made adjustments to sales prices and has put in place stringent purchasing guidelines to ensure a positive gross margin. Also, the company has set up major dealers in three states to ensure full production at the plant facility in addition to retail sales in the pipeline. Sales for the fourth quarter increased to $1,065,978 from $807,381 in the third quarter of 1996. While no assurances can be provided, management believes that the continued increase in sales, coupled with other positive changes in the purchasing and inventory control areas, may result in profits for future operations.

Liquidity and Capital Resources

     Relating to the Company's assets and liabilities, cash decreased from $6,120,164 at September 30, 1995, to $307,272 at September 30, 1996. Cash was used to purchase and expand STM ($1,447,037), to build up inventory and cover expenses of CBI ($2,172,916), to invest in JJFN stock ($1,000,000), and to fund the losses for 1996 ($1,733,355). The inventory figure of $1,053,109 is all of the inventory of Southern Trailer Manufacturing, and the investment is Preferred Stock of JJFN, a company engaged in the financial services industry. Several directors of the Company are either officers or directors of JJFN.

     The Company has used the proceeds of a $7,000,000 private placement in June of 1995 to fund the operations and losses incurred to date. The Company has also used the funds to expand the business of STM ($1,447,037). A significant portion of the money ($2,172,916) was invested in CBI, which was disposed of in June of 1996 (see "Discontinued Operations").

     Additionally, relevant to the Empire acquisition discussed under Item 1, above herein, the Company issued to two of the Empire shareholders subordinated promissory notes in the aggregate principal amount of $600,000 ($300,000 per note) with interest accruing on both notes at the rate of 12% per annum. Pursuant to the terms of these notes, as amended, the Company was obligated to tender interest payments on a quarterly basis, commencing June 30, 1995. The Company is current in all interest payments as of the date of this report. An aggregate principal payment of $300,000 was paid on March 15, 1996. The remaining balance is payable over eighteen months commencing ninety days after March 15, 1996. As of the date of this report, the Company is current on all principal and interest payments. In the event the Kina transaction is successfully consummated (of which there can be no assurance), these notes will be assigned out of the Company as a part of the consideration for the other assets to be assigned to certain members of current management. During the year, the Company borrowed various amounts for vehicles and computer equipment for a total of $39,932. These notes carry interest rates from 7.25% to 18%.

     In the event the Kina transaction does not close, management intends to seek financing for a floor plan line for STM to help carry the finished goods inventory as well as to provide the Company with additional working capital. STM is approved to provide trailers to dealers financed by Deuschebank. There is no assurance that the Company will be successful in obtaining any additional financing. The Company does not have enough financing to survive the next twelve months and there is not any reasonable chance to raise additional equity (refer to going concern footnote). Management feels that the transaction with Kina gives the Company the best chance for survival and has negotiated a deal in order to keep the Company going. If the Kina transaction does not happen or the Company is unsuccessful in obtaining additional capital, the Company must either find another merger partner or file for protection under the United States Bankruptcy Code in the near future.

Trends

     If the Kina transaction does not occur, the Company expects EEI to perform in much the same manner as it did in the 1996 fiscal year. STM appears to be poised to produce a profit each month going ahead, but it has not been able to do so in the past. The Company made the decision in the fiscal fourth quarter of 1996 to look for a potential merger/acquisition candidate that could add stability and earnings to the overall business of the Company. First, the Company sold CBI to the former President, David Capps, for a note and stock (see "Discontinued Operations"). Then the Company began searching for significant acquisitions with the help of outside consultants. A possible merger with United Kina Brewing Group, Ltd. emerged in August 1996. The Company's growth and continued operations will largely depend upon the successful completion of this merger/acquisition (see "Commitments and Contingencies" for details).

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the fiscal year ended September 30, 1996.

Discontinued Operations

     Disposition of Caribbean Breeze International, Inc.

     Effective June 30, 1996, the Company adopted a formal plan to dispose of its CBI sun and skin care products business. Net sales of CBI were $1,021,814 for the nine month period ended June 30, 1996, and $720,476 for the period from January 1, 1995 (date of acquisition) through June 30, 1996. Such amounts are not included in net sales in the accompanying consolidated statements of operations. The loss associated with this discontinued operation was ($869,849) for Antares' fiscal year ended September 30, 1996, thus giving management impetus for this disposition. The Company successfully negotiated the terms of the sale of the business. Under the terms, the sale was retroactive to July 1, 1996. The sale also included the assets of Multi-Source Labs, Inc. Multi-Source Labs, Inc. has had no operations. The sale was made to the former President of CBI, Mr. David Capps. Mr. Capps is the brother-in-law of D. Elton Stubbs and C. Richard Stubbs, officers and directors of the Company.

     The results of the CBI business have been reported separately as discontinued operations in the consolidated statements of operations. Consolidated financial statements for prior comparative periods have been restated to present the CBI business as a discontinued operation.

     Assets and liabilities of CBI and Multi-Source Labs that were disposed of consisted of the following:

                            June 30, 1996  September 30, 1995
                            _____________  __________________
    Accounts Receivable       $  387,301       $        0

    Inventories                  950,430          397,191

    Other Current Assets          51,953            6,095

    Property & Equipment         156,162           96,273

    Intangible Assets, Net       310,000          285,000

    Liabilities                  (81,367)         (39,761)
                              __________       __________
    Net Assets of
      Discontinued Segment    $1,774,479       $  744,798


     The net assets of the discontinued segment have been classified as a non-current asset in the accompanying consolidated balance sheet. The note receivable has been classified as a non-current asset in the 1996 consolidated balance sheet.

     Under the terms of the sale, the Company sold the net assets of the discontinued segment for a note which bears interest at prime plus 3/4% and matures in August 1998. The note is collateralized by the assets of the CBI business and by common stock of Antares Resources Corporation having a value equal to the amount of the net receivable.

     Discontinuation of Cherokee Sun Corporation

     In the fiscal fourth quarter, the Company discontinued plans for CSC to enter the kitty litter business and cancelled its favorable lease with Medusa Cement Company. Cherokee Sun was unable to generate contracts with major kitty litter producers to take enough final product to make construction of a plant facility feasible. The Company wrote off the intangible assets that related to the venture which contributed $3,057,410 to the loss for Antares for the year (this figure included $127,410 in expenses associated with the operation of CSC).

Commitments and Contingencies

     In August of 1996 the Company began discussions with United Kina Brewing Group, Ltd., a private Bermuda corporation, concerning a possible share exchange. The Company and Kina entered into a definitive agreement dated August 30, 1996, which called for the acquisition to occur upon the completion of certain conditions.
All conditions have been met with the exception of a private placement equity transaction, which was to be arranged by Kina's representatives. There have been several extensions to the agreement, with the last one expiring December 6, 1996. The Company and Kina are still in discussions concerning the remaining condition and management is confident that there will be an amended agreement signed in the near future; however, there can be no assurances that this will in fact happen. The basic terms of the deal would require a stock exchange whereby Kina will assign all of its issued and outstanding stock to Antares in return for issuance of 33,500,000 post-split shares of Antares stock. There would be a 1 for 10 reverse split of Antares stock prior to the merger/acquisition. All current officers and directors of Antares Resources Corporation would resign effective with the merger.

     There have also been discussions that subsequent to the closing of the Kina transaction, Antares would exchange the stock of STM and EEI and substantially all of the other present assets of the Company (except for the investment in JJFN stock and a specified amount of cash) to certain members of the Company's current management in exchange for the cancellation of a majority of their Antares stock and the cancellation of their management contracts.

     This report contains assumptions and predictions made by management of the Company. There can be no assurances that all or any of them will occur.

ITEM 7.  FINANCIAL STATEMENTS

                  ANTARES RESOURCES CORPORATION

                CONSOLIDATED FINANCIAL STATEMENTS
                              with
                  INDEPENDENT AUDITORS' REPORT

             YEARS ENDED SEPTEMBER 30, 1996 AND 1995


         ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS

                                                          Page
Independent Auditors' Report                               F-2

Consolidated balance sheets as of
  September 30, 1996 and 1995                           F-3 - F-4

Consolidated statements of operations for the
  years ended September 30, 1996 and 1995                  F-5

Consolidated statements of stockholders' equity
  for the years ended September 30, 1996 and 1995          F-6

Consolidated statements of cash flows for the
  years ended September 30, 1996 and 1995               F-7 - F-8

Notes to consolidated financial statements             F-9 - F-32


                    HORTON & COMPANY, L.L.C.
      Certified Public Accountants and Business Consultants
                    1680 Route 23, Suite 110
                     Wayne, New Jersey 07470
              TEL: 201-305-9800, FAX: 201-305-8213


                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Antares Resources Corporation and subsidiaries
Fernandina Beach, Florida

We have audited the accompanying consolidated balance sheets of Antares Resources Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations and of stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Antares Resources Corporation and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 13 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Horton & Company, L.L.C.

November 22, 1996, except for the business combination section of Note 13 as to which the date is December 10, 1996.

              ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                        September 30,

                                                      1996         1995
                                                   __________   ___________
Current assets:
  Cash and equivalents                             $  307,272   $ 6,120,164
  Accounts receivable, net of allowance for doubt-
    ful accounts of $20,000 in 1996 and $0 in 1995    133,684        69,872
  Current portion of notes receivable                  67,831        24,019
  Current portion of stockholder loans receivable      70,730             0
  Inventories                                       1,053,109             0
  Prepaid expense                                       1,324        17,657
                                                   __________   ___________

     Total current assets                           1,633,950     6,231,712

Property and equipment:
  Real estate held for development                  1,767,062     1,754,245
  Leasehold improvement                                35,604             0
  Machinery and equipment                             335,170        51,506
  Vehicles                                            135,888        48,871
  Office equipment                                     45,441        23,196
                                                   __________   ___________

                                                    2,319,165     1,877,818
  Less accumulated depreciation                       104,032        19,471
                                                   __________   ___________

                                                    2,215,133     1,858,347

Other assets:
  Investments                                       1,002,500         2,500
  Notes receivable, net of current portion             29,365        34,477
  Stockholder loans receivable,
    net of current portion                             43,608             0
  Intangibles, net of accumulated amortization        152,646        44,167
  Note receivable from sale of discontinued segment 1,774,479             0
  Net assets of discontinued segments                       0     3,674,798
                                                   __________   ___________

                                                    3,002,598     3,755,942
                                                   __________   ___________

                                                   $6,851,681   $11,846,001

     See notes to consolidated financial statements.

                                 F-3


              ANTARES RESOURCES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        September 30,

                                                      1996         1995
                                                   __________   ___________
Current liabilities:
  Current maturities of long-term debt             $   27,911   $     9,122
  Current portion of capital lease obligation          37,231        35,068
  Current portion of subordinated debt                199,851       350,000
  Note payable                                         50,000             0
  Accounts payable and accrued expenses               826,691       187,057
  Payroll taxes payable                                91,179        23,088
                                                   __________   ___________

     Total current liabilities                      1,232,863       604,335

Long-term debt, net of current maturities              36,494        24,473
Capital lease obligation, net of current portion      359,126       396,357
Subordinated debt, net of current portion              53,804       250,000
                                                   __________   ___________
                                                    1,682,287     1,275,165
Stockholders' equity:
  Preferred stock, $.01 par value
    5,000,000 shares authorized,
    Series A - 100,000 shares issued and
      outstanding in 1995                                   0         1,000
    Series B - 126,000 shares issued and
      outstanding in 1996                                 900             0
    Series B - 135,000 shares issued and
      outstanding in 1995                                   0         1,350
  Common stock, $.001 par value
    200,000,000 shares authorized
    24,253,972 shares issued and
      outstanding in 1996                              24,254             0
    12,209,988 shares issued and
      outstanding in 1995                                   0        12,210
  Additional paid-in capital                       14,021,452    13,455,772
  Accumulated deficit                              (8,560,112)   (2,899,496)
                                                   __________   ___________

                                                    5,486,494    10,570,836
  Less: stock subscriptions receivable               (317,100)            0
                                                   __________   ___________

                                                    5,169,394    10,570,836
                                                   __________   ___________

                                                   $6,851,681   $11,846,001

     See notes to consolidated financial statements.



              ANTARES RESOURCES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                 Years ended September 30,
                                                     1996          1995
                                                 ___________   ___________
Revenues:
  Alternative fuel                               $ 1,095,749   $ 1,070,889
  Waste disposal                                           0       358,000
  Trailer sales                                    2,246,311             0
                                                 ___________   ___________
                                                   3,342,060     1,428,889
                                                 ___________   ___________
Costs of revenues:
  Alternative fuel                                   688,510       690,110
  Waste disposal                                           0       267,903
  Trailer sales                                    2,706,503             0
                                                 ___________   ___________
                                                   3,395,013       958,013
                                                 ___________   ___________
Gross profit (loss)                                  (52,953)      470,876
                                                 ___________   ___________
Selling expenses                                      34,605             0
General and administrative expense                 1,732,285       743,166
                                                 ___________   ___________
                                                   1,766,890       743,166
Loss from operations                              (1,819,843)     (272,290)
                                                 ___________   ___________
Other expenses (income):
  Interest expense                                    86,627        82,245
  (Gain) loss on sale of assets                      (14,851)       58,644
  Interest and dividend income                      (158,264)      (15,806)
                                                 ___________   ___________
                                                     (86,488)      125,083
Loss from continuing operations                   (1,733,355)     (397,373)
                                                 ___________   ___________
Discontinued operations:
  Loss from operations                              (987,261)     (734,813)
  Estimated loss on disposal                      (2,940,000)            0
                                                 -----------   -----------
                                                  (3,927,261)     (734,813)
                                                 ___________    __________
Loss before cumulative effect of change in
  marketable securities accounting principle      (5,660,616)   (1,132,186)

Cumulative effect on prior years of change in
  marketable securities accounting principle               0         2,500
                                                 ___________   ___________
Net loss                                         $(5,660,616)  $(1,129,687)


*Revenues and expenses of operating subsidiaries are for the nine-month period from date of acquisition (January 1, 1995) through September 30, 1995.
     See notes to consolidated financial statements.



               ANTARES RESOURCES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended September 30, 1996 and 1995
                Preferred Stock     Common Stock
               ________________  __________________
                                                      Additional
                Shares             Shares               Paid-In    Accumulated
                Issued   Amount    Issued    Amount     Capital      Deficit
               ________  ______  __________  _______  ___________  ___________
Balance Sept-
 ember 30, 1994       0       0     499,988  $   500  $ 1,715,193  $(1,769,810)

Options
 exercised            0       0  11,180,000   11,180    7,071,306            0

Stock issued in
 combination-
 January 1995;
  Series A
   Preferred    100,000   1,000           0        0      999,000            0
  Common              0       0     530,000      530    3,334,123            0
Series B
  Preferred
  Stock Issued  135,000   1,350           0        0      336,150            0

Net loss              0       0           0        0            0   (1,129,686)
                _______  ______  __________  _______  ___________  ___________
Balance Sept-
 ember 30, 1995 235,000   2,350  12,209,988   12,210   13,455,772   (2,899,496)

Stock issued
 in business
 combinations         0       0      55,384       55      224,972            0

Options
 exercised            0       0   3,898,600    3,899      347,348            0

Conversion of
 Series A
 Preferred
 Stock         (100,000) (1,000)  8,000,000    8,000       (7,000)           0

Conversion of
 Series B
 Preferred
 Stock          (45,000)   (450)     90,000       90          360            0
                _______  ______  __________  _______  ___________  ___________
Net loss              0       0           0        0            0   (5,660,616)

Balance Sept-
 ember 30, 1996  90,000  $  900  24,253,972  $24,254  $14,021,452  $(8,560,112)

     See notes to consolidated financial statements.



               ANTARES RESOURCES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Years ended September 30,
                                                        1996          1995*
                                                    ___________   ___________
Cash flows from operating activities:
  Net loss                                          $(5,660,616)  ($1,129,686)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Cumulative effect on prior years of change in
      marketable securities accounting principle              0        (2,500)
     Depreciation and amortization                       96,809        65,313
     (Gain) loss in sale of assets                      (14,851)       58,644
     Bad debts                                           46,417        36,060
     Other                                                5,156         3,873
     Estimated loss on disposal of
      discontinued segments                           2,940,000             0
     Changes in assets and liabilities, net of
      effects from business combination:
        (Increase) decrease in accounts receivable     (110,229)      115,570
        (Increase) decrease in inventories             (941,228)       63,568
        (Increase) decrease in prepaid expenses          16,333       (76,871)
        (Increase) decrease in deferred
          financing costs                                     0       (30,000)
        (Increase) decrease in deferred
          acquisition costs                                   0       (44,167)
        (Increase) decrease in net assets of
          discontinued segments                        (999,681)            0
        (Increase) decrease in accounts payable
          and accrued expenses                          642,309       (17,626)
        (Increase) decrease in payroll taxes payable     68,091        28,485
                                                    ___________   ___________
            Total adjustments                         1,749,126       200,349
                                                    ___________   ___________
            Net cash used in operating activities    (3,911,490)     (929,337)
                                                    ___________   ___________
Cash flows from investing activities:
  Acquisition costs                                    (195,443)      (55,670)
  Capital expenditures                                 (252,274)      (77,853)
  Proceeds from sale of property and equipment           28,808        30,643
  Loans to stockholders                                (114,338)            0
  Loan to unaffiliated company                          (65,000)            0
  Principal payments from loans receivable               26,300             0
  Investment                                         (1,000,000)            0
                                                    ___________   ___________
            Net cash used in investing activities    (1,571,947)     (102,880)
                                                    ___________   ___________
Cash flows from financing activities:
  Principal payments under loan agreements             (375,886)      (47,369)
  Principal payments under capital lease obligation     (35,068)      (19,508)
  Proceeds from (repayment of) financing agreements      50,000      (116,000)
  Repayment of stockholder loans                              0        (9,728)
  Proceeds from issuance of capital stock and options    31,499     7,344,986
                                                    ___________   ___________



                                                    Years ended September 30,
                                                        1996          1995*
                                                    ___________   ___________
            Net cash (used in) provided by
             financing activities                      (329,455)    7,152,381
                                                    ___________   ___________
Net (decrease) increase in cash                      (5,812,892)    6,120,164
Cash at beginning of year                             6,120,164             0
                                                    -----------   -----------
Cash at end of year                                 $   307,272   $ 6,120,164

*Activities of operating subsidiaries are for the nine-month period from the date of acquisition
 (January 1, 1995) through September 30, 1995.

Supplemental disclosure of cash flow information:

Interest and finance charges paid                  $     86,627   $   334,175

Interest and dividend income received              $     15,806   $   158,264

Supplemental schedules of non-cash investing and financing activities:

For the years ended September 30, 1996 and 1995, the Company purchased equipment totaling $312,625 and $145,022, respectively. The purchases were financed as follows:
          Equipment purchased             $312,625   $   145,022
          Long-term debt financing         (60,351)      (67,169)
                                          ________   ___________
          Capital expenditures            $252,274   $    77,853

For the years ended September 30, 1996 and 1995, the Company acquired assets as described in Note 2, in exchange for common stock, preferred stock, subordinated notes and debt assumed as follows:
          Assets acquired                 $420,443   $ 5,840,709
          Consideration given             (225,000)   (5,785,039)
                                          ________   ___________
          Acquisition costs               $195,443   $    55,670

During the year ended September 30, 1995, the Company issued capital stock and options as follows:
          Capital stock issued                       $ 7,466,200
          Payables due under financing
           agreement converted to equity                 (75,000)
          Offering costs                                 (46,214)
                                                     ___________
          Proceeds from issuance of
           capital stock and options                 $ 7,344,986

     See notes to consolidated financial statements.


ANTARES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended September 30, 1996 and 1995

1.   Summary of significant accounting policies

     This summary of significant accounting policies of Antares Resources Corporation and subsidiaries (the "Company") is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

          Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Antares Resources Corporation for the years ended September 30, 1996 and 1995 and of its wholly-owned subsidiaries, Empire Energy, Inc. ("Empire"), and Southern Trailer Manufacturing, Inc. ("Southern"), for the period from their dates of incorporation (December 16, 1994 and November 15, 1995, respectively) through September 30, 1996. Discontinued operations include Caribbean Breeze International ("Caribbean"), Multi-Source Labs, Inc. ("Multi-Source") and Cherokee Sun Corporation ("Cherokee"). Operations of Empire, Caribbean and Cherokee began on January 1, 1995 concurrent with the business combination described in Note 2. Multi-Source was incorporated on June 19, 1995 but was never active. Effective June 30, 1996, the Company adopted a formal plan to dispose of the Caribbean and Multi-Source business segment. The results of Caribbean business have been reported separately as discontinued operations in the consolidated statement of operations as described in Note 14. During the quarter ended September 30, 1996, the Company discontinued plans for Cherokee's business which was in the development stage. Intercompany transactions and balances have been eliminated in consolidation.

          History and business activity

     The Company was incorporated in the State of New York on November 19, 1958, and had several name changes reflecting its prior business operations until December 20, 1983, at which time the Company changed its name to Antares Resources Corporation. Prior to the business combination (Note 2) which took place January 1, 1995, the Company had not conducted any material business operations since 1984. Antares Resources Corporation is a publicly held company whose stock is listed on the NASDAQ Small-Cap Stock Market.

     Empire Energy, Inc. is engaged in the buying and selling of pine wood by-products used as fuel in the firing boilers of paper mills. Through September 1995, it was also engaged in transporting recycled corrugated cardboard residue. This activity was discontinued in October 1995. Southern Trailers Manufacturing, Inc. manufactures and sells utility, cargo, and horse trailers. Caribbean Breeze International, Inc. was engaged in the design, production and sale of sun and skin care products until its discontinuance effective June 30, 1996. Multi-Source Labs, Inc. (a development stage company) is the owner of rights to certain products which are licensed on an exclusive basis to Caribbean Breeze International, Inc. to manufacture and market. Cherokee Sun Corporation (a development stage company) was attempting to enter the kitty litter production business as a supplier of the raw material (fuller's earth) in bulk form or as finished product which has been processed and packaged with private labels.

          Revenue recognition

     Alternative fuel revenues are recognized when the fuel is delivered. Waste disposal revenue is recognized when the services are performed. Revenue from sales of trailers are recognized upon shipment.

          Concentration of credit risk and major customers

     Antares Resources Corporation routinely maintains cash balances with one bank in excess of the $100,000 limit which is insured by the Federal Deposit Insurance Corporation
     (FDIC). The Company's policy is to have excess funds swept by the bank on a daily basis and used to purchase federal securities. At September 30, 1996 and 1995, the Company's cash balance in excess of the FDIC insured limit was approximately $111,000 and $5,985,000, respectively. In addition, there is off-balance sheet risk to the extent that outstanding checks, when added to the cash balance, exceed the limit insured by

          Concentration of credit risk and major customers
          (continued)

     the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and equivalents.

     Empire derives revenue from sales of products and services to paper mills in northern Florida and southern Georgia. Caribbean sells its products to retailers, convenience stores and distributors throughout the Unites States and the Caribbean but principally in the southeastern United States. Southern derives revenue from sales of new and used trailers to consumers principally in the southeastern United States. The Company's credit policies generally do not require collateral to support accounts receivable.

     For the year ended September 30, 1996, no individual customer accounts for more than 10% of consolidated revenue from all sources. For the year ended September 30, 1995, two customers individually accounted for 50.5% and 25.0% of consolidated revenue from all sources. Waste disposal operations, which accounted for 25.0% of consolidated revenue, were discontinued in October 1995.

          Loss per common share

     Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. For the years ended September 30, 1996 and 1995, the weighted average number of shares used in the calculation was 29,490,389 and 2,555,177, respectively. Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share. Fully diluted loss per share amounts are not presented because they are anti-dilutive. Primary loss per share data is as follows:

                                           Year ended September 30,
                                               1996        1995
                                           __________   ___________
     Primary loss per common share:
       Loss from continuing operations       $ (.06)       $ (.15)
       Loss from discontinued operations       (.03)         (.29)
       Estimated loss on disposal of
         discontinued operations               (.10)            0
                                             ______        ______

       Net loss                              $ (.19)       $ (.44)


          Property and equipment

     Property and equipment are carried at cost. Depreciation of property and equipment is provided on accelerated and straight-line methods over the following estimated useful lives:

                                            Years
                                            _____
          Machinery and equipment            3-5
          Vehicles                             5
          Office equipment                   3-5


     Depreciation expense for the year ended September 30, 1996 and 1995 was $83,863 and $50,313, respectively.

     Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of equipment are included in income. Leasehold improvements are depreciated over the lesser of the term of the related lease or the estimated useful lives of the assets.

          Intangibles

     Intangibles are carried at cost and represent the value of covenants not-to-compete and goodwill which represents the excess of cost over fair market value related to the Southern Trailer Manufacturing, Inc. business combination described in
     Note 2. Goodwill is being amortized on the straight-line method over a fifteen-year period and the covenants not-to-complete are being amortized on the straight-line method over the ten-year life of the agreements. Accumulated amortization at September 30, 1996 and amortization expense for the year then ended was $12,946. There was no amortization expense from continuing operations for the year ended September 30, 1995.

          Cash equivalents

     The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

          Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2.   Business combinations

          Empire Energy, Inc., Caribbean Breeze International,
          Inc., and Cherokee Sun Corp.

     On January 1, 1995, the Company acquired the assets of Empire Energy, Inc. ("Old Empire"), and its affiliates, Caribbean Breeze International, Inc. ("Old Caribbean") and Cherokee Sun Corp. ("Old Cherokee"), in exchange for 1,000,000 shares of its .001 par value common stock, 100,000 shares of $10 convertible preferred stock and $600,000 of 12% subordinated notes. In addition, Antares Resources Corporation assumed certain liabilities of Old Empire, Old Caribbean and Old Cherokee. The acquisition was accounted for as a purchase.

     The acquisition included the ongoing businesses, all tangible assets and intangible assets including contract rights, customer lists, product formulas and the agreement of certain shareholders not to compete with the business.

     Since the acquisition was accounted for as a purchase, assets were recorded at their fair market value as of the date of the acquisition as follows:

               Cash                        $    1,187
               Accounts receivable            168,383
               Inventories                    458,259
               Real estate                  1,844,000
               Property and equipment         168,880
               Contract rights              2,900,000
               Intangibles                    300,000
                                           __________

                                           $5,840,709


     The value of the consideration paid was as follows:

               Common stock                $3,314,428
               Preferred stock              1,000,000
               Notes issued (Note 8)          600,000
               Deferred acquisition costs      75,489
               Liabilities assumed            850,792
                                           __________

               Purchase cost               $5,840,709


     The presentation of the following proforma unaudited results present operations for the year ended September 30, 1995 on a proforma basis as if the business combination had occurred on October 1, 1994:

          Empire Energy, Inc., Caribbean Breeze International,
          Inc., and Cherokee Sun Corp. (continued)

          Net sales                           $ 1,926,429
                                              ___________

          Loss from continuing operations     $  (476,549)
                                              ___________

          Loss from discontinued operations$  $  (859,606)
                                              ___________

          Net loss                            $(1,336,155)
                                              ___________

          Loss from continuing operations
            per common share                  $      (.35)
                                              ___________

          Loss from discontinued operations
            per common share                  $      (.63)
                                              ___________
         Net loss per common share            $      (.98)
                                              ___________


          Southern Trailer Manufacturing, Inc.

     On October 24, 1995, Southern Trailer Manufacturing, Inc. ("Southern") was incorporated as a wholly-owned subsidiary. On November 14, 1995, Southern acquired the assets of a company which sold and serviced horse and utility trailers. Consideration for the purchase consisted of $190,000 in cash and $200,000 of the Company's common stock.

     The acquisition included the ongoing business, all tangible and intangible assets and covenants not to compete. Since the acquisition was accounted for as a purchase, assets were recorded at their fair market values, specified in the agreement as follows:

          Property and equipment               $166,000
          Inventories                           124,000
          Goodwill and restrictive covenants    100,000
                                               ________

                                               $390,000

     In conjunction with the business combination described above, Southern entered into a ten-year consulting agreement which provides for annual compensation payments of $85,000 plus, 3.5% of pre-tax profits if they meet or exceed $600,000 and 7% of such profits in excess of $600,000. In addition, the consultant is entitled to as much as $500,000 of stock bonus compensation if pre-tax profits exceed specified sums. Southern also entered into ten-year employment agreements with two individuals. The contracts provide for combined annual base salaries of $110,000 and additional compensation based on performance.

          Multi-Source Labs, Inc.

     On October 16, 1995, Multi-Source became the exclusive licensee to manufacture and market a product using the trade name of "The Beverage Brat," a beverage cup holder designed for use in autos, trucks, recreational vehicles and boats. Consideration for the license consisted of a payment of $15,000 plus $25,000 in stock of Antares Resources Corporation. In addition, Multi-Source must pay a royalty of $.30 for each unit manufactured. This business was discontinued as part of the Caribbean segment effective June 30, 1996 (Note 14).

3.   Notes receivable

     Notes receivable consist of the following:

                                                September 30
                                               1996      1995
                                           __________   __________
     10% unsecured note receivable from
     a subcontractor, payable in monthly
     installments of $ 1,029, including
     interest through February 1996.       $        0   $    6,000

     Non-interest bearing note receivable
     from a trust, payable in one
     installment on October 31, 1995.
     The note is secured by a mortgage
     on real estate.                                0       15,500

     6% note receivable from an individual,
     payable in weekly installments of $90,
     including interest through July 2006.
     The note is secured by a mobile home.     32,196       36,996






3.   Notes receivable (continued)

     10% note receivable from a corporation,
     payable on demand.                       65,000            0
                                           __________   __________

                                              97,196       58,496
     Less current portion                     67,831       24,019
                                           __________   __________

                                           $  29,365    $  34,477


4.   Stockholder loans receivable

     Stockholder loans receivable consist of the following:

                                                September 30,
                                              1996         1995
                                          __________   __________

     9% unsecured loan receivable from a
     stockholder, payable in monthly
     installments of $500, including
     interest through June 2001.          $   29,169   $        0

     9% unsecured loan receivable from a
     stockholder, payable in monthly
     installments of $500, including
     interest through June 2001.              29,169            0

     10% loan receivable from a stockholder,
     payable on demand.  The note is secured
     by 90,000 shares of the Company's
     common stock.                            56,000            0
                                          __________   __________


                                             114,338            0
    Less current portion                      70,730            0
                                          __________   __________

                                          $   43,608   $        0


5.   Note receivable from sale of discontinued segment

     Note receivable from sale of discontinued segment bears interest at prime plus 3/4%. Principal and accrued interest matures in August 1998. The note is collateralized by the assets of Caribbean Breeze International (Note 14) and by common stock of Antares Resources Corporation currently having a value equal to the amount of the note receivable.

6.   Investments

     Investments consist of the following:

                                                September 30,
                                             1996         1995
                                          __________   __________
     Non-marketable preferred stock       $1,000,000   $        0
     Marketable equity securities              2,500        2,500
                                          __________   __________

                                          $1,002,500   $    2,500


     On November 1, 1995, the Company invested $1,000,000 in 400,000 shares of 6% participating, convertible preferred stock of JJFN Services, Inc. ("JJFN"), a company which is engaged in the purchase and lease back of model homes with a major real estate developer and home builder. The preferred stock is redeemable at the option of JJFN. Each preferred share may be converted into one share of common stock. There is no market for the preferred stock. At September 30, 1996, the fair value of the common stock of JJFN was $2 per share as listed on the OTC bulletin board. It is management's opinion that the decline in market value of the common stock is temporary. Four directors of the Company are also directors and/or officers of JJFN.

     Marketable securities, which consist of equity securities available-for-sale, are shown in the balance sheet at fair value. The cost of securities sold is determined using the specific identification method.

     Effective October 1, 1994, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities," which changed the criteria for classifying and valuing debt and equity securities and the recording of unrealized gains or losses on debt and equity securities. The provisions of SFAS No. 115 require unrealized holding gains and losses for available-for-sale securities be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.

     During the years ended September 30, 1996 and 1995, the Company owned 5,180 shares of common stock of Compuflex Systems, Inc. ("Compuflex"). Compuflex is a publicly held company whose stock is listed and traded on the OTC Bulletin Board. While the Company's cost basis in the stock was $41,200, the book value was written down to zero during the year ended September 30, 1989, since Compuflex was a development stage company with no net value and no foreseeable operations. As of September 30, 1996 and 1995, Compuflex was trading at a bid price of $.50 per share bringing the market value of the shares owned by the Company to approximately $2,500.

     Fair value, based on quoted bid prices at September 30, 1996 and 1995, is as follows:

          Aggregate cost                        $41,200
          Write-down in prior years due to
            reduction in value                  (41,200)
          Gross unrealized holding gain           2,500
                                                _______

          Aggregate fair value                  $ 2,500


     The cumulative effect of adopting SFAS No. 115 was to reduce the loss for the year ended September 30, 1995, by $2,500.

7.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.

     At September 30, 1996, inventories consist of the following:

          Raw materials and parts               $  366,837
          Finished trailers                        320,116
          Used trailers                            153,378
          Work in process                          212,778
                                                __________

                                                $1,053,109


8.   Long-term debt

     Long-term debt consists of the following:

                                                September 30,
                                             1996         1995
                                          __________   __________
     7.25% note payable to a commercial
     finance company in monthly
     installments of $407 including
     interest through February 1998.
     The note is secured by the equipment
     with an original cost of $21,931.    $    6,563   $   10,807







8.   Long-term debt (continued)

     11.6% note payable to a credit
     corporation in monthly installments
     of $606 including interest through
     August 1999.  The note is secured
     by a vehicle with an original cost
     of $23,169.                              17,910       22,788

     17.25% note payable to a credit
     corporation in monthly installments
     of $789 including interest through
     September 2000.  The note is secured
     by a vehicle with an original cost
     of $35,583.                              27,227            0

     8.78% note payable to a vendor in
     monthly installments of $151 including
     interest through May 1997.  The note is
     secured by equipment with an original
     cost of $2,258.                           1,165            0

     8.84% note payable to a vendor in
     monthly installments of $251 including
     interest through February 1997.  The note
     is secured by equipment with an original
     cost of $3,794.                           1,469            0

     8.17% note payable to a vendor in
     monthly installments of $659 including
     interest through January 1997.  The note
     is secured by equipment with an original
     cost of $10,046.                          2,590            0

     8.89% note payable to a vendor in
     monthly installments of $606 including
     interest through June 1997.  The note
     is secured by equipment with an original
     cost of $9,205.                           5,258            0

     18% note payable to a vendor in monthly
     installments of $241 including interest
     through June 1997. The note is secured
     by equipment with an original cost of
     $3,465.                                   2,223            0
                                          __________   ___________

                                              64,405       33,595
     Less current maturities                  27,911        9,122
                                          __________   ___________

                                          $   36,494   $    24,473


     At September 30, 1996, maturities of long-term debt are as follows:

           Year ending
          September 30,
          _____________
              1997                        $ 27,911
              1998                          14,280
              1999                          13,572
              2000                           8,642
                                          ________

                                          $ 64,405


9.   Capitalized lease obligation

     The Company is leasing approximately 200 acres of undeveloped land which is not currently used in the operations of the business. The Company is seeking a joint venture partner to develop the property and offer a wide variety of moderately-priced homes that are designed to appeal to the entry-level and first-time, move-up buyers. The leasing arrangement transfers to the Company substantially all of the risks and benefits of ownership of the related land. The land was recorded at its fair value as of the date of the business combination described in Note 2. The capitalized lease obligation is payable in monthly installments of $5,000 plus a final payment of $11,000, including interest imputed at 6%, through February 2005.

     Future minimum lease payments under the capitalized lease as of September 30, 1996, are as follows:

           Year ending
          September 30,
          _____________
            1997                                      $ 60,000
            1998                                        60,000
            1999                                        60,000
            2000                                        60,000
            2001                                        60,000
            Thereafter                                 206,000
                                                      ________

            Total minimum lease payments               506,000
            Less amount representing interest          109,643
                                                      ________





9.   Capitalized lease obligation (continued)

            Present value of minimum lease payments    396,357
            Less current portion                        37,231
                                                      ________

                                                      $359,126


10.  Subordinated debt

     In connection with the business combination described in Note 2, the Company issued $600,000 of 12% subordinated debt to the stockholders of the businesses acquired. The notes are subordinated to all senior debt which may be issued. One-half of the principal ($300,000) was paid on March 15, 1996.

     The remaining balance is payable in 18 consecutive monthly installments commencing June 1996. The notes were originally due in August 1995. In connection with the extension of payment terms, the Company changed the conversion terms of the Series A preferred stock, which is held by the same individuals to whom the subordinated debt is payable (Note
     11).  Maturities of subordinated debt are as follows:

           Year ending
          September 30,
          _____________
              1997                        $199,851
              1998                          53,804
                                          ________

                                          $253,655


11.  Stockholders' equity

          Stock splits

     Effective December 19, 1994, the Board of Directors declared a reverse stock split whereby 50 shares of the Company's existing common stock were exchanged for one share of new common stock. Effective June 1995, the Board of Directors declared an additional reverse stock split whereby four shares of the Company's existing common stock were exchanged for one share of new common stock. On December 26, 1995, the Board of Directors declared a two-for-one forward split of the Company's common stock, effective for stockholders of record on January 5, 1996. The number of authorized shares and capital structure was otherwise unchanged. Accordingly, the consolidated statement of stockholders' equity, loss per share, weighted average shares of common stock outstanding and the stock option information in this note have been restated to reflect the effect of the forward and reverse stock splits.

          Preferred stock

     The Company is authorized to issue a maximum of 5,000,000 shares of preferred stock, in one or more series and containing such rights, privileges and limitations, including voting rights, dividend rates, conversion privileges, redemption rights and terms, redemption prices and liquidation preferences, as the Board of Directors of the Company may determine.

     In connection with the Empire business combination described in Note 2, the Company issued 100,000 shares of Series A preferred stock having a stated value of $10 per share and paying a noncumulative dividend of 9%. Dividends are payable semi-annually on July 1 and January 1. Originally, each share of the Series A preferred stock was convertible into two shares of common stock beginning February 1, 1996. In connection with an extension of payment terms of the subordinated debt (Note 10), whose payees are the same as the holders of the preferred stock, the conversion rights were changed to 40 shares of common stock for each preferred share. The conversion ratio became 80 shares of common stock for each preferred share because of the two-for-one stock split in January 1996. All Series A preferred shares were converted to 8,000,000 common shares during the quarter ended March 31, 1996.

     During 1995, the Company issued 135,000 shares of Series B preferred stock having a stated value of $2.50 per share and paying a cumulative dividend of 9%. The shares carry registration rights and were issued as part of a private placement offering of up to $1,000,000 of Series B preferred stock. Each share is convertible into one share of common stock. During March 1996, 9,000 shares of Series B preferred stock were converted to 90,000 shares of common. At September 30, 1996, accrued dividends are approximately $31,600, however, no dividends have been declared by the Board of Directors.

          Stock option plans

     During 1993, the Company adopted a stock incentive plan which provides for non-transferable rights to purchase up to an aggregate of 10 million shares of the Company's common stock which are reserved for issuance and may be granted to directors, officers, key employees or agents of the Company. The exercise price of the options granted shall be determined by the Board of Directors, but shall not be less than 100% of the fair market value of the common stock at the time the option is granted, and not less than 110% of such fair market value if the option is granted to an individual owning more than 10% of the then issued and outstanding shares of the Company's common stock. The options become exercisable one year after the date of the grant and generally expire ten years from the date of the grant.

     As of September 30, 1995 and 1996, there were 20,000 options outstanding under the 1993 option plan.

          Long Term Incentive Plan

     During December 1994, the Company adopted a new Long Term Incentive Stock Option Plan whereby rights to purchase up to an aggregate of 2,500,000 post-split shares of the Company's common stock are reserved for issuance and may be granted to directors, officers, key employees or consultants of the Company. The exercise price of the options granted shall be determined by the Board of Directors, but shall not be less than 100% of the fair market value of the common stock subject to the stock option at the date of the grant, and not less than 110% of such fair market value if the option is granted to an individual owning more than 10% of the then issued outstanding shares of the Company's common stock. The term of the options shall be fixed by the Company's compensation committee but no option shall be exercisable more than 10 years after the date of the grant.

     During December 1994, the Board of Directors granted 400,000 options exercisable at a price of $.05 per share. The options were granted to stockholders to induce conversion of loans made to the Company. All 400,000 options were exercised prior to December 31, 1994.

     During December 1994, 40,000 options to purchase shares were granted at an exercise price of $3.50 per share. During March 1995, the Company cancelled such previously issued options and reissued 235,800 options to officers, directors, key employees, consultants and professionals exercisable at between $2.00 and $2.20 per share.

     In connection with certain financing transactions during 1995, and other services rendered, the Company granted a total of 2,325,004 options exercisable at $.001. In addition, the

     Company granted 904,465 options to stockholders who had made loans and provided other services to the Company. Such options are exercisable at $.001. Prior to September 30, 1995, a total of 860,000 options had been exercised.

          1996 Stock Plan

     During March 1996, the Company adopted the 1996 Stock Plan to provide an incentive to officers, directors, employees, independent contractors, and consultants. The Board reserved 2,500,000 of the Company's common stock for issuance under the plan. The plan provides for issuance of Incentive Stock Options to employees of the Company. In addition, Nonqualified Stock Options or Stock Appreciation Rights may be granted to employees and other persons who provide substantial services to the Company. The exercise price of the Incentive Stock Options shall be determined by the Plan Committee, but shall not be less than 100% of the fair market value of the shares on the date the option is granted, or not less than 110% of the fair market value if the option is granted to an individual owning 10% or more of the total combined voting power of all classes of stock. The options expire ten years after the date of the grant, five years in the case of 10% or greater stockholders. The exercise price of Nonqualified Stock Options shall not be less than 85% of the fair market value of the shares on the date of the grant or not less than 110% of the fair market value if granted to an individual owing 10% or more of the total combined voting power of all classes of stock. Stock Appreciation Rights shall entitle the holder to receive an amount equal to the excess of fair market value of the Company's stock on the date of exercise over the fair market value on the date of grant.

     During March 1996, the Company granted 232,000 options to employees and vendors exercisable at between $3.00 and $4.00 per share. During August 1996, the Company granted 250,000 options to a director for services in connection with Kina (Note 13). Such options are exercisable at $.625 per share.

     The following is a summary of option transactions during the years ended September 30, 1996 and 1995.

          Outstanding at September 30, 1994              60,000

          Granted                                     3,865,269
          Canceled                                      (20,000)
          Exercised                                  (1,260,000)
          Effect of 1-for-4 reverse stock split         (30,000)
                                                      _________




11.  Stockholders' equity (continued)

          1996 Stock Plan (continued)

          Outstanding at September 30, 1995           2,615,269

          Effect of 2-for-1 stock split               1,740,269
          Exercised                                  (3,023,600)
                                                      _________

          Outstanding at September 30, 1996           1,331,938


     At September 30, 1996, stock subscriptions receivable represents amounts receivable from stock issued under employee stock options. Such unpaid stock will be cancelled in the event the prospective business combination described in Note
     13 is consummated.

          Private placement

     During June 1995, the Company entered into stock option and consulting agreements with Tarlton Company, Ltd. ("Tarlton") a Cayman Island corporation. The agreements provided for Tarlton to receive a total of 4,750,000 shares of the Company's common stock for total consideration of $7,000,000. In addition, Tarlton paid the Company $100,000 for the option rights. All funds were received and stock issued prior to September 30, 1995.

12.  Income taxes

     The Company has net operating losses available for carryforward to offset future years' taxable income. The net operating losses expire in the years ending September 30, 1996 through 2010.

     Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:

                                                September 30,
                                              1996        1995
                                           __________   _________

     Non-current deferred income
      tax asset arising from net operating
      loss carryforward                    $1,626,000   $ 522,000

     Valuation allowance                   (1,626,000)   (522,000)
                                           __________   _________
     Net deferred income tax asset         $        0   $       0


13.  Commitments and contingencies

          Rental arrangements

     The Company leases office and warehouse space in Fernandina Beach, Florida, on a month-to-month basis at a monthly rental of approximately $2,000. In addition, the Company entered into operating leases for the manufacturing facility in Unadilla, Georgia and for the office and showroom facility in Perry, Georgia. The operating leases expire in various years through 2001.

     The following is a schedule of future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 1996:

           Year ended                              Manufacturing
          September 30,                 Office         Plant
          _____________               __________   _____________
              1997                     $ 24,000       $ 60,000
              1998                       24,000         60,000
              1999                       24,000         35,000
              2000                       24,000              0
              2001                       24,000              0
                                       _________      ________

                                       $120,000       $155,000


     Total rent expense was $85,127 and $15,282 for the years ended September 30, 1996 and 1995, respectively.

          Employment and consulting agreements

     Effective, January 1, 1995 and concurrent with the business combination described in Note 2, the Company entered into employment contracts with four of its officers. The ten-year contract for the Chief Operating Officer provides for a $180,000 annual salary and 10% annual increase in compensation. The three other employment contracts provide for combined salaries of $275,000. The effective date of one contract was deferred until August 1995, while another was deferred until after September 30, 1995. Each contract provides for a five-year term and 10% annual increases in compensation.

     Also, effective January 1, 1995, the Company entered into ten-year consulting agreements with two significant shareholders of the Company. Each contract provides for annual compensation of $180,000 and 1O% annual increases.

          Business combination

     Effective August 30, 1996, Antares Resources Corporation (the "Company") entered into a letter agreement with United Kina Breweries Limited and related parties ("Kina"), a privately held Bermuda corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of Kina, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to (i) undertake a "reverse split" of its common stock, whereby 1 share of common stock will be issued in exchange for ten (10) shares of common stock; and (ii) issue to the Kina shareholders an aggregate of 33,500,000 "restricted" common shares (post split), representing approximately 93% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of Kina. Additional shares shall be issued to unrelated parties in consideration for finder fees arising from the relevant transaction. The letter agreement expired December 6, 1996. There has been no formal extension of the terms but the parties have continued with discussions.

     Kina is a holding company which includes 7 joint ventures, each of which is a brewing company and is engaged in the manufacturing, distributing and marketing of beer in the People's Republic of China. On an unaudited basis and prepared in accordance with International Accounting Standards (and assuming a conversion ratio of 8.3 RMB to $1 US), Kina has approximately $164 million in total assets and $90 million in net assets. During its fiscal year ended December 31, 1995, it had gross revenues of approximately $94 million and generated profits of approximately $6.6 million. As part of the terms of the Letter Agreement, Kina is undertaking a financial audit in accordance with generally accepted accounting principles, which audited financial statement will be included in a subsequent Form 8-K to be filed after closing of the transaction described herein (if, in fact, it closes), in accordance with the provisions of the Securities Exchange Act of 1934, as amended.

     The proposed share exchange is subject to satisfaction of certain conditions, including among other matters completion of due diligence activities, the approval of the transaction by all of the Kina shareholders, closing of a $5 million proposed private placement of the Company's securities. Based upon recent conversations between the parties, the financing requirement is expected to be eliminated. When and if the transaction with Kina is consummated, the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by the present management of Kina.

     Further, in connection with the closing of the transaction with Kina, the Company is contemplating a two-part transaction to roll-out existing assets and liabilities of the Company in exchange for cancellation of issued and outstanding common stock held by existing management and others. The first part would involve the distribution of specified assets of the Company, including the note receivable from sale of discontinued segment, in exchange for the assumption of debt and the cancellation of common stock. The second part would involve the sale of the stock of Antares' subsidiary companies, Empire Energy, Inc. and Southern Trailers Manufacturing, Inc. to existing management in exchange for cancellation of a majority of their individual common stock of the Company, assumption of all liabilities, termination of each of the existing employment agreements, termination of option agreements, cancellation of stock which has been subscribed but unpaid, and execution of releases and general indemnification agreements.

          Going concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses that raise doubt about its ability to continue as a going concern. In addition, the Company has used substantial amounts of working capital in its operations.

     A substantial amount of the Company's assets are not actively used in its current operations. At September 30, 1996, such assets include the following:

           Real estate held for development   $1,767,062
           Investments                         1,002,500
           Note receivable from sale of
            discontinued segment               1,774,479
                                              __________

                                              $4,544,041


     Further, in the event that the proposed business combination with Kina described in the preceding section of this note takes place, it will necessitate the split-off of substantially all existing assets and liabilities of the

     Company. In addition, in order to effect such split-off, the Company may not realize the full value of such assets as presently shown.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its current obligations, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operations and to seek a significant acquisition which would add both value and profitability and provide the opportunity for the Company to continue as a going concern.

14.  Discontinued operations

          Caribbean and Multi-Source

     Effective June 30, 1996, the Company disposed of its Caribbean Breeze International sun and skin-care products business. The sale included the assets of Multi-Source Labs, Inc. which has had no operations.