Form 10KSB/A
period 1996-09-30
ANTARES RESOURCES CORP
filed 1996-12-30
CIK 65202

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A 1

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



     Net sales of Caribbean Breeze International, Inc. were $1,021,814 for the nine-month period ended June 30, 1996 and $720,476 for the period from January 1, 1995 (date of acquisition) through June 30, 1995. Such amounts are not included in the net sales in the accompanying consolidated statements of operations.

     Assets and liabilities of Caribbean Breeze International and Multi-Source Labs disposed of consisted of the following:

                                 June 30, 1996  September 30, 1995
                                 _____________  __________________

     Accounts receivable           $  387,301        $      0
     Inventories                      950,430         397,191
     Other current assets              51,953           6,095
     Property and equipment, net      156,162          96,273
     Intangible assets, net           310,000         285,000
     Liabilities                      (81,367)        (39,761)
                                   __________       _________

                                   $1,774,479        $744,798


     The net assets of the discontinued segment have been classified as a non-current asset in the accompanying consolidated balance sheet.

     Under the terms of the agreement, the Company sold the net assets of the discontinued segment for a note which bears interest at prime plus 3/4% and matures in August 1998. The note is collateralized by the assets of Caribbean Breeze International business and by common stock of Antares Resources Corporation having a value equal to the amount of the note receivable.

          Cherokee Sun Corporation

     During the quarter ended September 30, 1996, the Company discontinued plans for Cherokee Sun Corporation (a development stage company) to enter the kitty litter production business as a supplier of the raw material (fuller's earth). Cherokee has had no operations to date.

     Expenses incurred by Cherokee during the development stage have been reported separately as discontinued operations in the consolidated statement of operations. Consolidated financial statements for prior comparative periods have been restated to present Cherokee as a discontinued operation. As a result of the discontinuance of planned operations, Cherokee's intangible assets were written-down to zero and an estimated loss on disposal of $2,930,000 was recorded.

     Assets of Cherokee consisted of the following intangibles:

                                               September 30,
                                             1996         1995
                                          __________   __________

     Contract rights                      $        0   $2,900,000
     Deferred financing costs                      0       30,000
                                          __________   __________
                                          $        0   $2,930,000


     Results of discontinued operations are as follows:

                                               September 30,
                                             1996         1995
                                          __________   _________
     Loss from operations:
       Caribbean Breeze                   $ (859,851)  $(596,399)
       Cherokee Sun                         (127,410)   (138,414)
                                          ___________  _________

                                          $ (987,261)  $(734,813)

     Estimated loss on disposal:
       Caribbean Breeze                   $2,930,000   $       0
       Cherokee Sun                           10,000           0
                                          __________   _________

                                          $2,940,000   $       0


15.  Business segments

     Information about the Company's operations in different businesses for the two years ended September 30, 1996 is as follows:

            Alternative Waste    Trailer  Discontinued            Consolidated
               Fuel    Disposal   Sales     Segments    Corporate     Total
            _________  _______  _________   _________   _________   _________
Net sales to
unaffiliated
customers:
     1996   1,095,749        0  2,246,311           0           0   3,342,060
     1995   1,070,889  358,000          0           0           0   1,428,889

Income (loss)
from continuing
operations:
     1996     146,068        0   (949,162)          0    (930,261) (1,733,355)
     1995     137,807    9,107          0           0    (544,288)   (397,373)





15.  Business segments (continued)

       Alternative Waste    Trailer  Discontinued            Consolidated
               Fuel    Disposal   Sales     Segments    Corporate     Total
            _________  _______  _________   _________   _________   _________

Identifiable
assets:
     1996   1,938,562        0  1,667,444   1,774,479   1,471,196   6,851,681
     1995   2,082,539        0          0   3,674,798   6,088,664  11,846,001

Capital
expenditures:
     1996      19,116        0    229,158      35,860       4,000     288,134
     1995      66,461        0          0      11,392           0      77,853

Depreciation
and
amortization
expense:
     1996      14,679        0     65,143      58,565      16,987     155,374
     1995      15,687        0          0      31,666      17,960      65,313


     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                        Age    Position
________________________    ___    ______________________________
William W. Perry, III(1)     49    President, Chief Executive
                                   Officer & Director

C. Richard Stubbs(3)(4)      50    Chief Financial Officer,
                                   Treasurer and Director;
                                   President of EEI

Darcy E. Stubbs, Jr.(2)(4)   56    Chief Operating Officer &
                                   Director

Samuel G. Weiss(3)           47    Secretary, General Counsel
                                   & Director

Joan E. Kushay(3)            35    Assistant Secretary & Director

Ralph Wilson(1)(2)           66    Director

Susan Schlapkohl(1)(2)       46    Director

Michael DeMayo               45    Director
_______________________

(1)  Member of Board Audit Committee
(2)  Member of Board Compensation Committee
(3)  Member of Board Stock Option Committee
(4) Darcy Stubbs Jr. and C. Richard Stubbs are brothers. No other family relationship exists between any of the directors of the Company.


Biographical Information of Directors and Executive Officers

     William W. Perry III, President, Chief Executive Officer and a director. Mr. Perry was appointed to his present positions with the Company in February 1995. Prior, in January 1995, Mr. Perry was Treasurer. From November 1991 through December 1995, Mr. Perry was President and a principal of JWP Enterprises, Inc., a Florida corporation, which is engaged in the maintenance of commercial real estate properties in the Tampa, Florida area. From October 1983 through December 1990, Mr. Perry was a Senior Vice President of Fortune Savings Bank located in the Tampa, Florida area. His responsibilities included Senior Commercial Lender, Strategic Planning, Asset-Liability, Management and Rate Sensitivity Analysis. Mr. Perry is also President of CSC and will assume the responsibility of developing CSC's business upon receipt by the Company of a firm financing commitment. He received a Bachelor of Business degree in Marketing from the University of Georgia in 1969 and an MBA degree in Management in 1970, also from the University of Georgia. Mr. Perry devotes substantially all of his time to the business of the Company.

     C. Richards Stubbs, Chief Financial Officer, Treasurer and a director. Mr. Stubbs has held his positions with the Company since January 1995. Prior, from June 1990 through December 1994, he was President of Empire Energy, Inc., Fernandina Beach, Florida, a privately held Florida corporation, from whom the Company acquired those assets and liabilities described herein effective January 1, 1995. Mr. Stubbs is also president of EEI. Prior, from 1968 through May 1990, Mr. Stubbs was a maritime captain, operating on the Georgia and Florida coasts. Mr. Stubbs devotes all of his working time to the business of the Company.

     Samuel G. Weiss, Secretary, General Counsel and a director, has held his positions with the Company since June, 1993. Simultaneously therewith and since 1974, Mr. Weiss has been engaged in the private practice of law in New York. Mr. Weiss is also an officer and director of JJFN Holdings, Inc., a public reporting company. He received a Bachelor of Arts degree in 1971 and JD/LLM degrees in 1977 from New York University. Mr. Weiss devotes only such time as necessary to the business of the Company.

     Ralph Wilson has been a director of the Company since December 1983. From October, 1990 through February, 1995, Mr. Wilson was President of the Company. In addition and since 1971, Mr. Wilson has been and currently is a principal of Comet Electronics Corp., a privately owned manufacturer of electronic sub-assemblies located in Farmingdale, New York. Mr. Wilson is also a director of Action Staffing, Inc., Kent Holdings, Ltd., JJFN Holdings, Inc. and Compuflex Systems, Inc. all public companies. Mr. Wilson devotes only such time as necessary to the business of the Company.

     Joan E. Kushay has been Assistant Secretary and a director since December, 1994 and simultaneously therewith and since June 1994 has been employed by XYZ Cleaning Contractors, Inc., a privately held New York corporation engaged in office cleaning and maintenance and located in Great Neck, New York, as Assistant Manager Financial Services Division. From February 1994 to June 1994, Ms. Kushay was employed by Arrow Electronics, Inc., a publicly held corporation located in Melville, N.Y., where her responsibilities included Shareholder and Investor Relations. From July 1988 through January 1994, Ms. Kushay was employed by Action Staffing, Inc., a publicly held Florida corporation located in Tampa Florida and engaged in the employee leasing business as Executive Assistant to the Chairman of the Board. She is also a Vice President and Assistant Secretary of JJFN Holdings, Inc., a public company. Ms. Kushay devotes all of her working time to the business of the Company.

     D. Elton Stubbs, Jr., director. Mr. Stubbs has been a director of the Company since January 1995. From June 1990 through December 1994, Mr. Stubbs was employed by Empire Energy, Inc., as General Manager. Prior, from January 1986 through December 1989, Mr. Stubbs was Secretary-Treasurer of Fernandina Beach Marine Management, Inc., a privately held Florida corporation, which developed and operated the port of Fernandina Beach, Florida. Mr. Stubbs devotes all of his time to the business of the Company.

     Susan Schlapkohl, director. Ms. Schlapkohl was appointed as a director of the Company in March 1995. From September 1986 through the present, Ms. Schlapkohl has also been Vice President and manager of National Bank of Canada, Boca Raton, Florida. Ms. Schlapkohl is also an officer and director of JJFN Holdings, Inc., a public company. She obtained a Bachelor's degree from Kennesan College in 1974, majoring in accounting. She devotes only such time as necessary to the business of the Company.

     Michael DeMayo, director. Mr. DeMayo was appointed as a director of the Company in June, 1996. Presently, since September 1996, Mr. DeMayo has been CEO of R.T.G. Richards & Co., Inc., Garden City, N.Y., an NASD licensed brokerage firm. This company is a principal market maker for the Company's common stock. Previously, from January 1995 through September 1996, Mr. DeMayo was the manager of business development for Rust Engineering, Beaumont, Texas, an engineering and construction company performing petrochemical related work throughout the Texas/Louisiana Gulf Coast area. From August 1986 through September 1996 Mr. DeMayo was also a consultant and sales representative for Industrial Field Services, Beaumont, Texas, engaged in the sales of equipment and services in the petrochemical field throughout the Gulf Coast area. Mr. DeMayo received a Bachelor of Science degree from Villanova University in 1974. He devotes only such time as necessary to the business of the Company.


ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     During the fiscal year ending September 30, 1996, all of the Company's officers and directors filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act in a timely manner. Based upon the Company's review of these reports, no sales of the Company's securities were made by management during the fiscal year ended September 30, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended September 30, 1996 and 1995 of the chief executive officer of the Company and other executive officers who received in excess of $100,000 in aggregate compensation during the last fiscal year of the Company. The Company acquired all of its present business operations effective January 1, 1995. Prior to this date, the Company was a "shell" corporation with no assets and therefore, did not pay any salaries during the prior three fiscal years.


                         SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                   Other              Under-             All
Name                               Annual Restricted  lying             Other
and                                Compen-   Stock   Options/   LTIP    Compen-
Principal        Salary      Bonus  sation  Award(s)    SARs   Payouts  sation
Position    Year  ($)         ($)    ($)      ($)       (#)      ($)     ($)
__________  ____ ________    _____  ______  ________  _______  _______  ______
William W.
Perry, III
President,
CEO(2)      1995 $ 16,667    $   0  $    0  $      0        0  $     0  $    0

            1996 $113,654    $   0  $    0  $      0        0  $     0  $4,340
Darcy E.
Stubbs, Jr.,
COO(3)      1995 $165,000    $   0  $    0  $      0        0  $     0  $   0

            1996 $217,346(3) $   0  $    0  $      0        0  $     0  $2,119
_________________________

(1)  Mr. Perry did not begin collecting any salary until August 1, 1995.

(2) Mr. Stubbs' employment contract provides for an annual salary of $198,00. However, due to the losses from operations incurred by the Company during the fiscal year ended September 30, 1996, Mr. Stubbs voluntarily accepted a reduction in salary to $100,000, effective October 1, 1996. The balance of salary due per the employment agreement is not being accrued by the Company.

(3) Mr. Stubbs' additional salary arose from the payment of accrued vacation time.


Stock Option Plans

     The Company has adopted a Long Term Incentive Stock Option Plan and Stock Incentive Plan ("the "Plans"), reserving for issuance 5,000,000 shares of the Company's common stock for issuance thereto. Relevant to the Plans, the Company filed two separate registration statements on Form S-8 with the Securities and Exchange Commission during the fiscal year ended September 30, 1995, registering 700,000 of those shares reserved for issuance therewith.

     Pursuant to the Plans, non-transferrable rights to purchase shares of the Company's Common Stock reserved for issuance may be granted to persons who are or who become key employees of the Company. The exercise price of the options granted shall be determined by the Board of Directors, but shall not be less than one hundred (100%) percent of the fair market value of the Common Stock at the time the option is granted and not less than one hundred ten (110%) percent of such fair market value if the option is granted to an individual owning more than 10% of the then issued and outstanding shares of the Company's Common Shares. The options shall become exercisable one year after the date of the grant and expire (5) years from the date of the grant.

     The aggregate market value (determined as of the date an option is granted) of the shares for which any person may be granted options in any single calendar year shall not exceed $100,000. Upon exercise, the purchase price shall be paid in whole or in part in cash or with an amount of shares of the Company's Common Stock having a fair market value equal to the substituted amount.

     The Plans are administered by the Compensation Committee of the Board of Directors. The Board has discretion to amend, suspend or discontinue the Plan at any time, except with respect to options then outstanding. No compensation is to be paid to any individual Board member or the Board of Directors as a whole for administering the Plan and no individual serving on the Board will act upon the grant of options to himself.

     Additionally, in March 1996, the Company's shareholders and Board of Directors approved and adopted a proposal to adopt the Company's 1996 Incentive Stock Plan, which provides for the grant of incentive stock options ("ISO's") qualifying under the Internal Revenue Code, the grant of non-qualified stock options ("NSO's"), and the grant of awards of stock appreciation rights, stock options, restricted stock or performance units to officers, employees and consultants of the Company and its affiliates. Two million five hundred thousand (2,500,000) shares of the Company's Common Stock are reserved for issuance pursuant to the Plan. The Plan is administered by the Stock Option Committee of the Board of Directors.

     The Company does not have any other stock option plans, stock appreciation right plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value or compensation was or is to be granted, awarded, entered, set aside or accrued for the benefit of any executive officer of the Company.

Benefit Plans

     Effective November 1995, the Company established a group health insurance plan, providing major medical benefits to all full time employees and certain consultants of the Company. Under the Plan, the Company pays for the employees coverage and the employee pays any dependent coverage. The Plan is a partially self-funded plan, with reinsurance and stop loss provisions to limit liability to that of an outside benefit plan.

     The Company's Board of Directors has also adopted a Section 401(k) benefit plan in November 1995, wherein each employee of the Company has the right to contribute up to 15% of their respective salary. Any contribution by the Company is discretionary. As of the date of this report, the Company has no plans to contribute to this plan until such time as the Company begins generating profits from operations. This plan is administered by AETNA Insurance Company.

     The Company has no other individual or group life or accident insurance, medical or dental reimbursement plan, group hospitalization or similar individual or group payment or benefit plan or pension plan. Other than as described herein, the Company does not reimburse any individuals for the cost of any medical insurance. Accordingly, no remuneration is proposed to be made directly or indirectly, by the Company pursuant to any such existing plan or agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND
MANAGEMENT

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                        Number of      Percentage
Name and Address(1)                      Shares        of Class(2)
_______________________________         _________      ___________
D. Elton Stubbs(3)(4)(5)                3,578,850         14.30%
2345 Friendly Road
Fernandina Beach, FL 32034

Marie Stubbs(4)(5)                      3,486,344         14.00%
Cottage 405
Sea Island, GA 31561

William W. Perry III(3)(5)                405,000          1.60%
2345 Friendly Road
Fernandina Beach, FL 32034

Ralph Wilson(3)(6)                         30,000            *
7 Ensign Lane
Massapequa, N.Y. 11758

Samuel G. Weiss(3)(7)                      20,000            *
30 Main Street
Port Washington, NY 11050

C. Richard Stubbs(3)(8)                    65,600            *
2345 Friendly Road
Fernandina Beach, FL 32034

Susan Schlapkohl(3)(6)                     20,000            *
199 Shelter Lane
Jupiter, FL 33469

Joan Kushay(3)(6)                          20,000            *
8626 Eagle Run Road
Boca Raton, FL 33434

Michael DeMayo(3)(9)                      250,000          1.00%
100 Quentin Roosevelt Blvd.
Suite 200
Garden City, N.Y. 11530

All Executive Officers
and Directors as a Group
(8 people)                              4,389,450         17.69%
_______________________

*    Less than 1%

(1) The information relating to beneficial ownership of the Company's common stock by its nominees and other directors is based on information furnished by them using the definition of "beneficial ownership" set forth in rules promulgated by the Securities and Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Except where there may be special relationships with other persons, including shares voting or investment power (as indicated in other footnotes to this table), the directors and nominees possess sole voting and investment power with respect to the shares set forth beside their names.

(2) Includes an aggregate of 679,600 shares subject to options that have been granted to officers and/or directors pursuant to the Company's various stock option plans and which are presently exercisable.

(3)  Officer and/or director of the Company.

(4) D. Elton Stubbs and Richard Stubbs are brothers. Marie Stubbs is their sister-in-law. No other family relationship exists between any officer and/or director of the Company.

(5) Includes 7,000 shares subject to option that has been granted and which are presently exercisable under the Company's various stock option plans.

(6) Includes 5,000 shares subject to option that have been granted and which are presently exercisable under the Company's various stock option plans.

(7) Includes 20,000 shares subject to option that have been granted and which are presently exercisable under the Company's various stock option plans.

(8) Includes 65,600 shares subject to option that has been granted and which is presently exercisable under the Company's stock option plan.

(9) All of these shares are subject to an option that has been granted and which is presently exercisable under the Company's stock option plan.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 16, 1996, the Company sold all of its interests in Caribbean Breeze International, Inc. ("CBI") and Multi-Source Labs, Inc. ("MSL") to David M. Capps, a director of the Company. The initial purchase price, which was established based upon CBI and MSL's net assets, was $1,774,479. Pursuant to the terms of the applicable agreement, the purchase price may be increased based upon an independent valuation of CBI and MSL being undertaken by an independent valuator retained by the Company for the stated purpose. The effective date of the transaction was established at June 30, 1996. The purchase price is to be paid pursuant to the terms of a non-recourse Promissory Note payable by Mr. Capps within two years, with interest accruing on all unpaid balances at the rate of .75% over the prime lending rate as established by Chase Manhattan Bank, New York. Mr. Capps secured the Note payable to the Company by granting the Company a security interest in all of the assets of CBI and MSL, as well as an aggregate of 2,027,976 shares of the Company's common stock held by Mr. Capps and other grantees. The number of shares securing the obligation is also subject to adjustment, depending upon the final purchase price. Additionally, on the last day of each calendar quarter during the primary term of the Note commencing September 30, 1996, the number of common shares providing such security may be increased or decreased. Pursuant to the agreement, Mr. Capps may be obligated to tender additional common shares as additional security of his obligation, or the Company may be obligated to return to Mr. Capps any overage of the number of shares necessary to secure the obligation, except as limited in the agreement. Such obligations shall arise in the event the per share market price of the Company's common stock, as traded on Nasdaq or such other national market system, multiplied by the number of the Company's common stock held in escrow, is less or more, as applicable, than the final purchase price. If less, Mr. Capps is required to provide the number of shares of the Company's common stock necessary to insure that the full principal balance of the Note, plus accrued interest, is secured by the shares of common stock. If more, the Company will be obligated to return the number of shares of the Company's common stock tendered to Mr. Capps, except the number of shares held as such security shall not be reduced below the original number of shares established on the Closing Date. If and when the Company is compensated in full (including any and all costs of liquidation applicable thereto) at the time the Note becomes due, or if a default occurs prior to the termination of the principal term of the Note, any remaining shares of the Company's common stock held in escrow will be returned to Mr. Capps. Applicable thereto, effective August 16, 1996, David M. Capps tendered his resignation as a director of the Company.

     Effective January 1, 1995, the Company consummated an agreement to purchase the assets and businesses of Empire Energy, Inc. ("Empire") and its affiliates, Caribbean Breeze International, Inc. and Cherokee Sun Corp. in exchange for 1,000,000 shares of the Company's common stock, 100,000 shares of the Company's $10 stated value convertible preferred stock, each share convertible into 40 shares of common stock and $600,000 in 12% subordinated notes, payable to Peggy Stubbs and Marie Stubbs, who became an officer and a director, respectively, of the Company after closing of this transaction. As part of the terms of this transaction, the Company also assumed certain liabilities of approximately $850,000.
Messrs. C. Richard Stubbs, Chief Financial Officer and a director of the Company and Mrs. Peggy Stubbs and Marie Stubbs, directors of the Company, were the former principal shareholders of Empire, et al.

     The Company is obligated to tender two payments of $150,000 per payment to Peggy and Marie Stubbs pursuant to the terms of the relevant promissory notes referenced above, which are due and payable on or before April 1, 1996. These notes are unsecured and accrue interest at the rate of 12% per annum. Interest accruing is due and payable by the Company on a quarterly basis, beginning June

1995. The balance of the notes are required to be paid in 18 equal monthly payment commencing June 29, 1996, until the balance due under the notes have been paid. These notes are unsecured.

     In November 1995, the Company invested $1,000,000 to purchase 400,000 shares of 6% participating convertible preferred stock of JJFN Services, Inc., a company which is engaged in the purchase and leaseback of model homes with major real estate developers and home builders. The preferred stock is redeemable at the option of JJFN. Each preferred share may be converted into one share of common stock. There is presently no market for the preferred stock and it is not expected that such a market will develop in the future. Messrs. Wilson, Weiss and Ms. Schlapkohl and Kushay, who are directors of the Company, are also directors of JJFN.

     As of the date of this report, there are three outstanding notes receivable to affiliates held by the Company. Included in these notes is a note payable by Peggy Stubbs, the wife of Elton Stubbs, in the present principal balance of $29,169, which note is unsecured and incurs interest at the rate of 9% per annum. Monthly payments of $500 are due pursuant to the terms of the relevant note, which payments are current as of the date of this report.

     In addition, William W. Perry, President of the Company, is obligated to pay the principal balance of $56,000, which note incurs interest at the rate of 10% per annum. This note is secured by 90,000 shares of the Company's common stock and is due on demand.

     The third note in the principal amount of $29,169 is the obligation of a principal shareholder of the Company, Marie Stubbs, the terms of which are consistent with the note issued in favor of Peggy Stubbs discussed hereinabove.

     Samuel G. Weiss, Esq., an officer and director of the Company, also provides legal services to the Company. During the fiscal year ended September 30, 1996, $18,703 in legal fees were paid by the Company to the Law Offices of Samuel G. Weiss.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.

     The following exhibits were filed with the Securities and Exchange Commission in the Exhibits to the Company's Registration
Statement on Form 10, Registration Statement No. 0-3926 and are incorporated by reference herein:

     2.1    Certificate of Incorporation
     2.2    Amendment to Certificate of Incorporation

     The following exhibit was filed with the Securities and Exchange Commission in the Exhibits to the Company's Form 10-K
Annual Report for the fiscal year ended September 30, 1972 and is incorporated by referenced herein:

     2.3    Bylaws

     The following exhibit was filed with the Securities and Exchange Commission in the Exhibits to the Company's Form 8-K filed with the Commission in January 1995 and is incorporated by reference herein:

     6.1   Agreement and Plan of Reorganization with EEI, et al.

     The following exhibit is included with this report:

     EX-27 Financial Data Schedule

     Reports on Form 8-K: During the last quarter of the Company's fiscal year ended September 30, 1996 the Company filed four (4) reports on Form 8-K with the SEC, including a report on or about July 5, 1996, advising of the execution of a letter of intent to acquire Weststar, another on or about August 21, 1996, advising of the sale of CBI, a third report on or about August 30, 1996, advising of the execution of the letter of intent with Kina and a final report on or about October 18, 1996, updating the status of the proposed transaction with Kina.

EXHIBIT INDEX

Description of Document         Location

(2.0) Charter and Bylaws

2.1   Certificate of            Exhibit (1) filed with Form 10
      Incorporation             Registration Statement No. 0-3926

2.2   Certificate of            Filed with Form 10 Registration
      Amendment                 Statement No. 0-3926

2.3   Bylaws                    Filed with Form 10-K Annual
                                Report for the fiscal year
                                ended September 30, 1972

(6)   Material Contracts

6.1   Agreement and Plan of     Filed with Form 8-K Current
      Reorganization with EEI,  Report for the month of
      et al.                    January 1995

27    Financial Data            Page 69
      Schedule

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the registrant has duly caused this Report to be filed on its behalf by the undersigned thereunto duly authorized.


                                   ANTARES RESOURCES CORPORATION


Date: December 17, 1996            By:/s/ William W. Perry III
                                      William W. Perry III,
                                      President and Chief
                                      Executive Officer


Date: December 17, 1996            By:/s/ C. Richard Stubbs
                                      C. Richard Stubbs,
                                      Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Date: December 17, 1996            /s/ William W. Perry III
                                   William W. Perry III, Director

Date: December 17, 1996            /s/ D. Elton Stubbs, Jr.
                                   D. Elton Stubbs, Jr., Director

Date: December 17, 1996            /s/ C. Richard Stubbs
                                   C. Richard Stubbs, Director

Date: December 17, 1996            /s/ Michael DeMayo
                                   Michael DeMayo, Director

Date: December 17, 1996            /s/ Susan Schlapkohl
                                   Susan Schlapkohl, Director

Date: December 17, 1996            /s/ Samuel G. Weiss
                                   Samuel G. Weiss, Director

Date:
                                   Ralph Wilson, Director

Date:
                                   Joan Kushay, Director